Form 10-K/A
period 1996-03-31
AMERICAN INDUSTRIES LTD
filed 1997-05-22
CIK 276298

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-K/A

         ANNUAL REPORT UNDER SECTION 13 or 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDING                   COMMISSION FILE NUMBER

    March 31, 1996                                     0-8730

                    AMERICAN INDUSTRIES, LTD.

                            REGISTRANT

     NEVADA                                       88-0110436
State of Incorporation              IRS Employer Identification No.

Bank of America Plaza, Suite 1111
300 South Fourth Street
Las Vegas, Nevada 89101                 Telephone (702) 386-2633

Securities registered pursuant to Section 12 (g) of the Act:

                          20,000,000
                   COMMON STOCK $.10 PAR VALUE

Indicate by check-mark whether the Registrant (1) has filed all Annual, quarterly and other reports required to be filed with the Commission and (2) has been subject to the filing requirements for at least the past 90 days.

     (1)       Yes  X                   No
     (2)       Yes  X                   No


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the
Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.  Yes x   No

Registrant has one class, Common Stock, 50,000,000 shares $.10 par value.
Indicate the number of shares outstanding of each of the issuers class of common stock as of the close of the period covered by this report.


           Class                      Outstanding at March 31, 1996
Common Stock, $.10 par value                 20,000,445 shares



       2                                      Commission File No. 0-8730










                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549




                           FORM 10-K/A



                          ANNUAL REPORT



             Pursuant to Section 13 or 15 (d) of the
                 Securities Exchange Act of 1934






            FOR THE FISCAL YEAR ENDING MARCH 31, 1996

                    FORM 10-K/A  ANNUAL REPORT

                    AMERICAN INDUSTRIES, LTD.

                              PART 1

ITEM 1. DESCRIPTION OF BUSINESS

     (a) (1) The Registrant is in good standing with the Secretary of State of Nevada and essentially has operated as a holding company since its incorporation December 26, 1919 through the date hereof. In the early 1970's due to the number of shareholders it had acquired together with capital assets of $l million plus, it was required by the Securities Exchange Commission to file a Form 10 Registration under the 33, 34 Acts.

          (2) American Industries, Ltd. has changed its name, but formerly owned and operated G. W. Hume Industries, Inc., American Health Services, Inc., American Resources, Inc. Toquima Stores Company, as well as many other subsidiaries in the businesses of general stores, mining and exploration, leasing, hospitals, nursing homes, processing, food canning and sales, mortgage and loan company, ecology products, sales and service.

          (3) For the past five years, Registrant has continued to operate as a holding company handling its affairs to acquire acquisitions, consult and provide services for management portfolios, loan applications, and packaging for loans and mortgages on a fee basis conserving and managing its operation capital of bank deposits, foreign bank accounts accruing interest as reflected in financial statements.

          (4) Registrant divested itself of its wholly-owned subsidiary, mining company, Savahai Inc., in 1986 to protect the Registrant's cash and assets.

          (5) Registrant, Debtor in Possession, was dismissed from Chapter 11 Reorganization after fulfillment of its obligations.
The trustee returned the Registrant's cash, U.S. bank account as well as foreign bank account to the company.

     (b) (1) During the year 1919 through 1920, Registrant's securities were trading on the San Francisco Exchange.
Registrant's securities were exempt from the 33 and 34 Securities Act from 1920 until 1970. In the 1970's, due to the company's number of shareholders and assets, Registrant became qualified and was required to file a Form 10 registration with the Securities Exchange Commission. From the 1970's, Registrant listed on the exchange OTC, trading symbol AMII, a trading company for several years until late 1983. Thereafter the company continued as a reporting company after de-listing from NASDAQ no longer subject to bid and ask quotes for the Registrant's stockholders to trade their securities through the NASDAQ system.

          (2) Subsidiaries - Registrant currently has one wholly-owned subsidiary, Global Technologies S.A., a foreign subsidiary.
Since the acquisition of subsidiary the company has pursued the same endeavors, and is similar to the operation of Global
Technologies S.A. which has been managing its affairs operating as a holding company, to consult and provide services and to establish a cash flow to take advantage of the European Community, 15 nations approved in January 1995, and has been building its reputation in negotiations of acquisitions to service the European Community in conjunction with Registrant's servicing the U.S. Community in business relationships beneficial to U.S. and foreign countries. Further, American Industries Ltd. at the time of acquisition was not aware of the reporting requirements of Global Technologies reported herein as follows;

          1989 to 1993 Global Technologies S.A. was with minimum income at the time of acquisition. The company has filed its required reports with Official Register of Commerce in Luxembourg in accordance with Luxembourg Laws.

          May 1993 to the date hereof the Registrant, American Industries, Ltd. has been subjected to substantial accounting, computer services, and other expenses not originally anticipated in the acquisition. September 1994 Registrant, American Industries, Ltd., paid subsidiary's, Global Technologies S.A., taxes and fees to the Luxembourg Government in the amount of $38,500 to bring the subsidiary current with its filings and taxes.

     (c) Registrant has had major changes in the company's business since the fiscal year ending March 31, 1994. Registrant's management has continued to pursue and finalize acquisitions for assets and cash, to protect its stockholders nationally and internationally allowing the stockholders the opportunity to trade their securities when Registrant's management is in a position to re-establish its public trading position on the exchanges, either U.S. or foreign or by private sales with cash flows sufficient to pay the cost after which the Registrant and its Subsidiary Global Technologies are in the position to provide more fully, promote its services in both the U.S. and European Community.

     (d) Registrant and its wholly-owned subsidiary, Global Technologies S.A., since acquisition have continued to operate in negotiating contracts and services together with acquisition services to be rendered by Global Technologies S.A. to establish operating cash flows both foreign and domestic.

          Global Technologies, S.A. is in stages of operations and establishing International business as a holding company to service the United European Community engaging in the business of financial services, packaging loan applications. Global Technologies, S.A. holding company under Luxembourg Law with financial assets of historical perennial value provides liquidity for client guarantees to obtain lower cost capital available in the common country european markets in conjunction with U.S. markets with the guarantees of the Registrant and subsidiary assets as security for lenders.

          Global Technologies S.A. and Registrant will service clients in accordance with the Fair Trade and Financial Services Act of 1990, International Banking Act of 1978, Securities and Exchange Act of 34, Investment Advisor Act of 1940, encouraging foreign countries to offer U.S. financial institutions that operate or seek to operate in De Facto under the "De Facto Law" that prevails in the International capital market arenas.

COMPETITION

          The financial services that Global Technologies S.A. and Registrant provide are some of the same services provided by many other companies, in the financial service business such as banks, U.S. and International companies who guarantee letters of credit, warehouse receipts by providing sufficient assets as security for loans additionally stock broker, market makers, financial services companies foreign and U.S. The fees for services provided by most of the well established U.S. and International financial services make it highly competitive with limited strong competition for Global Technologies S.A. and Registrant. Additionally, all financial service agreements require extensive, expensive investigation of company history, credit, stability requiring substantial expenditures to be reimbursed within a period of six months to a year or longer depending upon contractual arrangement.

     (e) The Managing Director and Representatives in Luxembourg and Belgium of Global Technologies and Registrant maintain the company's presence in Luxembourg as well as registration under its Articles of Incorporation in good standing through the date hereof in accordance with the Grand Duche of Luxembourg Laws. In accordance with the requirements Articles of Incorporation registered under Federal Identification Number 1989-40-00735 and under Chapter 3, Article 19 appointed a Commissaire, the Certified Public Accountant, Fernand Kartheiser & Cie. Said appointment of the accounting firm are approved and accepted by Administrative and Registration Bureau of Deeds and Acts of the Grand Duche of Luxembourg published in the "Memorial" September 4, 1992, registered with the Court's Clerk of Luxembourg under Volume 434 File 15, Case 9.

           (1) Global Technologies S.A. operates under the status of a holding company under Luxembourg Law with the use of financial assets with historical perpetual value operating in conformity with the Grand Duche of Luxembourg Decree of December 17, 1938. Global Technologies S.A. registered as a professional business in the financial industry, consisting of: Investment Banking, Financial Investment, International Mergers, International Acquisitions, International Portfolio Management, Securities Deposits, Purchasing Agents and Marketmakers as set forth in notes to financial statements contained herein.

          (2) Global Technologies S.A. previous operations include acting as representative of several corporations in Luxembourg and Belgium. These companies were without sufficient income or sufficient management to fully conduct their business activities. The companies were independent companies, not affiliates. New management Registrant and Global Technologies felt that representation be discontinued to avoid financial burden on Global Technologies and American Industries, Ltd., Registrant, to operate and finance the corporations providing management and operating capital.

           (3) Global Technologies S.A. is represented by qualified independent accountants, to European Associates of Security Dealers, Thieren Jean P.P.E., Avenue De La Foret De
Soignes 371, B1640 Rhode Saint Genese, Belgium - and resident agent
- Sanne & Cie, Val Des Bons Malades 231, L2121 Luxembourg -
Kirchberg.

           (4) The accounting firms have been accepted by the Administrative Justice and Registration Bureau of Deeds and Acts of the Grand Duche of Luxembourg. It has been published in the Government Memorial and registered with the Courts Clerk of Luxembourg on January 8, 1996.

           (5) Global Technologies S.A. offices are located at: Val Des Bons Malades 231, L2121 Luxembourg - Kirchberg and U.S.A. Accounting office: J. Theiren & Co. S.P.R.L. Avenue De La Foret De Soignes 371, B1640 Rhode Saint Genese, Belgium. Resident Agent and
Consultant: Monroe, Ltd., 300 So. 4th St., Suite #1111, Las Vegas,
NV.  89101.

          The Registrant, American Industries, has been able to maintain viability due to the fact that stockholders of record finance, provide management for the company's operations without renumeration for Registrant and Global Technologies which had insufficient income through December 31, 1994 to manage and finance the development of Global Technologies. Since that date, Global Technologies S.A. has received income of interest on promissory notes.

ITEM 2.  PROPERTIES

          Registrant's administration offices are located in the Bank of America Plaza, Suite #1111 at 300 South 4th Street, Las Vegas, Nevada, 89101 which also contains the United States office of Global Technologies, S.A., the Registrant's subsidiary. The companies individually have lease agreements for furnished offices and services. Additionally the subsidiary has offices in Luxembourg at Val Des Bons Malades 231, L2121 Luxembourg - Kirchberg.

          The three (3) year Lease Agreement with Monroe Ltd., an affiliated party - Resident Agent, was presented at the Registrant's Annual Stockholders Meeting, September 20, 1995, voted to be a commercially reasonable lease and in the best interest of the company, it was unanimously passed at the annual meeting of the board of directors and was approved by the majority of the stockholders of record.

ITEM 3.  LEGAL PROCEEDINGS

          Presently there are no known legal proceedings pending known to Registrant against Registrant, American Industries Ltd., its subsidiary, Global Technologies S.A. or any of its officers, directors or agents.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted during the fiscal year
1995-1996 that required votes of security holders through solicitation of proxies or otherwise.

               (1)  The Company holds its Annual Stockholder's
Meeting on September 20 of each year.

               (2)  The Company will hold its next Annual
Stockholder's Meeting September 20, 1996 by appearance or written consent in accordance with Nevada Statutes N.R.S. 78.010, at which time the company's annual financial reports will be available.

               (3) The stock transfer agent is instructed not to close the transfer records prior to stockholder's meeting September 20, 1996.

               (4) The Company will submit a preliminary proxy material to the Security and Exchange Commission prior to issuance to stockholders of record and prior to annual Stockholders Meeting.

               (5) The only class of securities entitled to vote at the Annual Meeting is Common Stock. Each share is entitled to one vote. The record date for determining stockholders entitled to vote is September 9, 1996.

               (6)  As of March 31, 1996 stockholders' of record
are    962  national and international shareholders totalling
20,000,445 shares outstanding.


                             PART II


ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     (1) The Registrant's capital stock, 50,000,000 shares @ $ .10 par value, aggregate amount $5,000,000.00 with 20,000,445 shares
issued and outstanding.   20,000,000 shares are registered
securities in the float free trading, registered with the Securities and Exchange Commission, previously trading OTC, NASDAQ in the Pink Sheets, trading symbol: AMII, Cusip No. 026801-10-0 through the date hereof. 445 issued shares are legend securities and 1,950 shares are reserved for convertible notes for a balance of 29,997,605 shares in the treasury as of the date hereof. The Registrant's trading securities are one class - Common.

     (a) Price Range of Common Stock

     The Company's common stock is not currently being traded on any stock exchange.  The Registrant's common stock is sold
privately to its stockholders of record only. The following table sets forth the high and low sales prices of the Company's Common
Stock, as reported herein, during the periods indicated.
(Note:    First Quarter - April, May, June
     Second Quarter - July, August, September
     Third Quarter - October, November, December
     Fourth Quarter - January, February, March)

                         High      Low
1994
     First Quarter       $12       $12
     Second Quarter      no sales reported
     Third Quarter       $15       $12
1995
     Fourth Quarter      no sales reported
     First Quarter       no sales reported
     Second Quarter      $20       $20
     Third Quarter       $20       $20

1996
     Fourth Quarter      no sales reported
     First Quarter       no sales reported
     Second Quarter      no sales reported
     Third Quarter       no sales reported

The last reported sale price of the Common Stock privately sold on December 20, 1995 was $20.00 per share. There are 962 holders of record of the Company's Common Stock as of March 31, 1996.

NOTE: The number of stockholders will not change as a result of reserved shares to be converted, purchased by shareholders of record as reported in financial statement herein.

     (b)  Dividend Policy

     Registrant has not, in the past five years, declared or paid cash or stock dividends. The Registrant presently intends to retain earnings to finance the operation of its business and does not anticipate declaring cash or stock dividends in the upcoming fiscal year.


ITEM 6.  SELECTED FINANCIAL DATA

SUMMARY OF FINANCIAL DATA FOR THE FOLLOWING:

                                Year Ended March 31,
                                 1996          1995            1994
Other Income                $     1,609          504          178,759

Net Income                  $  (100,830)   $ (684,965)    $   174,443

Earnings Per Common Share   $         0    $     (.03)    $         0

Total Assets                 $61,930,210    $61,216,075    $61,604,409

Long-Term Debt                     -               -             -

Total Stockholders' Equity   $61,930,210    $61,216,075    $61,604,409

Cash Dividends Declared per
    Common Share                    -               -             -

(Detailed audited financial statements are reported herein pages F-1 through F-8.)

SUMMARY OF QUARTERLY INCOME AS FOLLOWS:

               First          Second         Third          Fourth
               Quarter        Quarter        Quarter        Quarter      Total
period ended 3/31/96
Revenues       $  1,523     $ 18,836        $ 19,830       $ 18,750    $ 58,939

Net Income      (38,494)     (22,053)        (26,197)       (14,086)   (100,830)

Net Income per
 Common Share  $      0     $     0       $      0       $      0       $   0


period ended 3/31/95
Revenues       $      0     $     0       $    278       $    226       $    504

Net Income       (4,825)     (76,073)      (51,687)      (552,380)     (684,965)

Net Income per
 Common Share  $      0     $     0        $      0       $      0       $    0

There were no dividends paid in 1996 or 1995.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

     The Registrant's financial condition has had no significant profit or loss. The Registrant and its subsidiary's financial information contained herein in accordance with accounting procedures of U.S. and foreign generally accepted accounting principals, as reflected in the consolidated financial statements; balance sheets, statements of operations, statements of stockholders' equity, cash flows and notes to financial statements as filed herein. Management believes the independent accountants analysis, audit are op accordance with foreign GAAP and U.S. GAAP taken from the Registrant's and Subsidiary's books and records fairly represent, in management's opinion, the financial condition and results of operation.

     It should be noted that U.S. generally accepted accounting standards require consolidated financial statements be presented and that all intercompany balances and transactions be eliminated. The Registrant's Form 10-K/A as of 3/31/96 contains a consolidated financial statement as required. See financial statements filed herein, page F-1 through F-8.

     The Registrant's wholly-owned subsidiary, Global Technologies S.A. has the same management reported herein as the owners of Registrant's securities.

     Management has required foreign auditing accounting firm as the auditor in Belgium and Luxembourg as well as with consultation with U.S. by management and accountants appointed and approved by stockholders. Management and independent auditor Mr. Jean Thieren have been in discussion with independent U.S. CPA firm, Barry L. Friedman appointed as U.S. auditor as set forth herein Item 9.

     FOREIGN CURRENCY TRANSLATION:

     The accounts of the Registrant and Subsidiary are expressed in U.S. Dollars reflecting the historical LUF rates of subsidiary. Gains or losses on current assets denominated in a foreign currency which hedge identifiable commitments for financial assets are not reflected in the profit and loss account and are included in the cost of the related financial assets. Other assets and liabilities denominated in foreign currencies are translated into Luxembourg Francs at the balance sheet date historical rates unless this would give inflated gains. There are no realized gains or losses realized by the fluctuations of the LUF exchange rates due to the historical rate established at the time of acquisition as follows:

     The historical rate of exchange on July 20, 1992 was 1 USD =
33.46 LUF and on March 31, 1993 1 USD = 33.13 LUF.

ITEM 8. FINANCIAL STATEMENTS

     The following items are included in this Report.

Financial Statements                                   Page

List of Financial Statements                           F-1
Report of Independent Certified Public Accountant      F-2
Report of Certified Public Accountant                  F-2(a)
Consolidated Balance Sheets, March 31, 1996 and 1995   F-3
Consolidated Statement of Operations -
     Years ended March 31, 1996, 1995, and 1994        F-4
Consolidated Statements of Stockholder's Equity -
     Years ended March 31, 1996, 1995, and 1994        F-5
Consolidated Statement of Cash Flows -
     Years ended March 31, 1996, 1995, and 1994        F-6
Notes to Consolidated Financial Statements             F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

     There are no disagreements with management, independent auditors or tax accountants on accounting and financial disclosure set forth herein. The financial statements herein have been audited in accordance with U.S. Generally Accepted Accounting Principals as well as the Luxembourg General Accounting Principals with reconciliation to the required U.S. accounting standards.

     Barry L. Friedman, P.C., Certified Public Accountant licensed in the state of Nevada, 1582 Tulita Drive, Las Vegas, Nevada 89123, has been appointed by the Board of Directors of Registrant to work with accountant Jean Thieren P.P.E. Avenue De La Foret De Soignes 371, B1640 Rhode Saint Genese, Belgium, for audits and reveiws of Registrant and its subsidiary.


                             PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The Executive Officers and Directors of the Company are as follows:

Name                     Age       Position(s) Held with Company
Zack C. Monroe           73        Chairman of the Board of
                                   Directors, President, Director
                                   and Shareholder
Gordon J. Margulis       64        Vice President, Secretary,
                                   Director and Shareholder
William E. Powell Jr.    70        Vice President, Treasurer,
                                   Director and Shareholder
George Balis             53        Vice President, Assistant
                                   Secretary Treasurer, Director
                                   and Shareholder
John Siemens             91        Honorary Director, Advisor and
                                   Shareholder

     Brief biographies of the Executive Officers and Directors of the Company are set forth below. All Directors hold office until the next Annual Stockholders' Meeting or until their death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. Vacancies in the existing Board may be filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors.

Zack C. Monroe, age 74, is the President, Director, Chairman of the Board and Chief Executive Officer of American Industries, Ltd. since 1970 to present date. Mr. Monroe is the Treasurer and stockholder of subsidiary, Global Technologies S.A. Mr. Monroe is the founder, President and Chairman of the Board of Monroe Ltd., General Business Consulting Firm and Transfer Agent for Registrant, registered as same with Securities and Exchange Commission for over 30 years.

Gordon J. Margulis, age 64, is Vice President, Director and Secretary of American Industries, Ltd. since January 2, 1996 to date. Mr. Margulis is the President, Treasurer and Director of Magna, Ltd. since 1978 through current date. Mr. Margulis was the body guard and valet to Howard Hughes from 1964 until his death in 1976. Mr. Margulis has 30 years experience as a personal body trainer certified as a 1st Class Certified Affiliate with the National Federation of Professional Trainers, No. 18760.

William. E. Powell, Jr., age 70, Vice President, Director and Treasurer of American Industries, Ltd. since September 1977, Director of subsidiary, Global Technologies since December 1995. Mr. Powell is the President and Chairman of the Board of Powell, Inc. since September, 1970, a Construction and Insurance Consulting Firm to present date.

George Balis, age 53, Vice President, Director and Assistant
Secretary-Treasurer. of American Industries, Ltd. since 1993 to the date hereof. Mr. Balis is the President and Managing Director of Global Technologies S.A. since 1992 to the date hereof.

John Siemens, age 91, was a Vice President and Secretary of American Industries, Ltd. from September 1977 to January 1. Mr. Siemens is the owner and was the operator of Siemens Health Stores from 1956 until retirement in 1994 from the operation of the health food store prior to his 90th birthday February 17, 1995. Mr. Siemens has retired from American Industries, Ltd. due to his deteriorating health. However, Mr. Siemens will remain as an Honorary Director and advisor to the company and will attend all Board of Directors and Stockholder meetings, health permitting.

ITEM 11. EXECUTIVE COMPENSATION

     The officers and directors of the Company are not presently drawing salaries. Salaries will be established at the next Annual Stockholder's Meeting for the officers and directors of the Company; however the officers and directors of the Company are paid each and every expense incurred for the benefit of the Company that are paid upon presentation of proper documentation and invoice setting forth the expense, both for Registrant and the officers and directors of Registrant's wholly-owned subsidiary.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS/AND
MANAGEMENT

     The stockholders of record regarding management as of March 31, 1996 show the following shares were owned beneficially or indirectly by the Directors or Officers of Registrant, as a group, which are as follows of 5% or more of Registrant's securities. Issued and outstanding are 20,000,000 registered securities in the float and 445 un-registered shares of legend securities. Total issued and outstanding is 20,000,445. Reserved shares are 5,700 shares for convertible exchange of notes.

                         NUMBER OF           CURRENT
NAME                     SHARES OWNED        PERCENTAGE

Zack C. Monroe
(1) (2)                  7,816,001           .3905
John Siemens
(1)                        510,174           .0255
William E. Powell, Jr.
(1)                          9,940           .0005
George Balis
(1) (3)                  5,375,600           .2694
Gordon J. Margulis
(1) (4)                      4,090           .0002
All Executive Officers
and Directors as
a Group (5 persons)      13,715,805          .6861

Footnote Explanations:

(1)  Officer and Director

(2) Zack C. Monroe, Chairman of the Board, President and Director, owns 1,173,455 shares in his name along with 163,285 owned jointly with his wife Dorothy N. Monroe. Mr. Monroe further owns one (1) share of subsidiary, Global Technologies stock. Included in the amount is the shares owned as beneficial ownership in the following companies;

     Company Name                   Shares         Percentage
     Mr.& Mrs. Zack Monroe           163,285         .0081
     Zack C. Monroe                1,173,455         .0586
     Monroe, Ltd.                  1,058,402         .0529
     Monroe International, Ltd.    1,032,520         .0516
     Monroe Ltd. Escrow Company      950,020         .0475
     Monroe Enterprises            1,143,799         .0571
     Small Business Funds          2,294,520         .1147

     Total beneficially owned      7,816,001         .3905

(3) George Balis, Vice President, Assistant Secretary - Treasurer and Director, owns 1,555,000 in his own name. Included in the amount is the shares owned as beneficial ownership in the following companies;

     Company Name                     Shares         Percentage
     Mr. George Balis                 1,555,000      .0783
     Western Management Associates      303,376      .0152
     Suzi Investments, Inc.           1,519,180      .0760
     James Brugman Enterprises, Inc.  1,998,044      .0999

     Total beneficially owned         5,375,600      .2694

(4)  Gordon J. Margulis, Vice President, Secretary, Director owns
     100 shares in his own name. Included in the amount is the shares owned as beneficial ownership in the following companies;

     Company Name                 Shares         Percentage
     Gordon J. Margulis              100          .0000
     Magna, Ltd.                   3,990          .0002

     Total beneficially owned      4,090          .0002

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The acquisition of Global Technologies S.A., previously reported, whereby all of the issued and outstanding shares of Global Technologies S.A. were issued as follows. 119,999 shares issued to American Industries, Ltd. one (1) share is owned by Zack
C. Monroe, which made Global Technologies a subsidiary of American Industries, Ltd. the corporation was reported to be in good standing by the managing director and foreign representatives and shares issued and outstanding as set forth herein also reflected in the financial statements filed herein.

                             PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
FORM 8-K

     (a) Exhibits
         There are no exhibits required to be filed due to the fact that there is only one subsidiary, Global Technologies S.A., as reported in the consolidated financial statements attached hereto.

     (b) Reports on Form 8-K
         No reports on Form 8-K were filed during the Registrant's fiscal year ending March 31, 1996.







       16                   SIGNATURES


     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN INDUSTRIES, LTD.



                                        By\s\Zack C. Monroe
                                          Zack C. Monroe, President


DATED:     May 2, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



\s\Zack C. Monroe        Director,   May 2 , 1997
ZACK C. MONROE           President, Chairman of the Board,
                         Principal Executive




\s\Gordon J. Margulis    Director,  May 2 , 1997
GORDON J. MARGULIS       Vice President and Secretary



\s\William E. Powell,Jr. Director,  May 2  , 1997
WILLIAM E. POWELL, JR.   Vice President and Treasurer


<PAGE 17>
                    AMERICAN INDUSTRIES, LTD.

                   LIST OF FINANCIAL STATEMENTS


The following consolidated financial statements of American
Industries, Ltd. and subsidiary are included:




Report of Independent Certified Public Accountant          F-2
Report of Certified Public Accountant                      F-2(a)
Consolidated Balance Sheets, March 31, 1996 and 1995       F-3
Consolidated Statements of Operations -
     Years ended March 31, 1996, 1995, and 1994            F-4
Consolidated Statements of Stockholders' Equity -
     Years ended March 31, 1996, 1995 and 1994             F-5
Consolidated Statements of Cash Flows -
     Years ended March 31, 1996, 1995, and 1994            F-6
Notes to Consolidated Financial Statements                 F-7

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



Shareholders and Board of Directors
American Industries, Ltd.

     We have audited the accompanying consolidated Balance Sheets of American Industries, Ltd. and its subsidiary as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Industries, Ltd. And its subsidiary, Global Technologies SA at March 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

                         JEAN THIEREN P.P.E.


Las Vegas, Nevada
May 2, 1997

              REPORT OF CERTIFIED PUBLIC ACCOUNTANT


Shareholders and Board of Directors
American Industries, Ltd.

     I have audited the accompanying consolidated Balance Sheets of American Industries, Ltd. and its subsidiary as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Industries, Ltd. and its subsidiary, Global Technologies SA at March 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

                         BARRY L. FRIEDMAN P.C.


Las Vegas, Nevada
May 2, 1997

                    AMERICAN INDUSTRIES, LTD.

                   CONSOLIDATED BALANCE SHEETS

                                             March 31,
                                    1996               1995
                              ASSETS
CURRENT ASSETS
Cash & cash equivalents         $    23,371         $    127,906
Convertible notes receivable          7,420
Contract receivable                 750,000
Accrued interest receivable          56,250
     TOTAL CURRENT ASSETS           837,041              127,906

FIXED ASSETS
Library                                 919                  919
Office equipment                      2,428                2,428
     TOTAL FIXED ASSETS               3,347                3,347

OTHER ASSETS
Investment gems                  61,084,822           61,084,822
Stock Investments                     5,000
     Total Other Assets        $ 61,089,822         $ 61,084,822

     TOTAL ASSETS              $ 61,930,210         $ 61,216,075

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Deferred income                $    750,000         $
Accrued interest payable              1,800
Payables                                 42
     Total Current Liabilities      751,842                    0

STOCKHOLDERS' EQUITY
Common Stock - $.10 par value
 Authorized 50,000,000 shares
 issued and outstanding 20,000,445
 shares                           2,000,045            2,000,000
Common Stock reserve                    195
Capital surplus on investments   59,651,981           59,651,830
Capital surplus on stock sales      306,794              298,285
Retained earnings (deficit)        (780,647)            (684,965)
     Total Stockholders' Equity  61,178,368           61,216,075

     Total Liabilities and Capital$61,930,210          $61,216,075

                    AMERICAN INDUSTRIES, LTD.

              CONSOLIDATED STATEMENTS OF OPERATIONS


                                          Year Ended March 31,
                                      1996       1995      1994
INCOME
     Revenues                         1,609        504     2,542
     Interest                        57,330
      TOTAL INCOME                   58,939        504     2,542

EXPENSES AND COSTS
     General & Administrative expenses155,258    685,469     4,316
     Interest expense                 1,800
     Proxy & Material costs           2,711
Total Expenses and Costs            159,769    685,469     4,316
Net Income (loss)                  (100,830)  (684,965)   (1,774)

GAIN (LOSS) PER COMMON SHARE          $   0     $ (.03)   $ (.03)

Weighted Average Common
 Shares Outstanding               20,000,445 20,000,000 20,000,000

                         AMERICAN INDUSTRIES, LTD.

              CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY


FOR THE YEARS ENDED MARCH 31, 1996, 1995, 1994.


                            Number of  Number  Number
                            issued      of     of             Amount Paid
                            Registered issued  Reserved       in Excess
                            Common     Legend  Legend   Par   of Par     Retained
                            Shares     Shares  Shares  Value   Value     Earnings

Balance at March 31, 1993  19,974,614                1,997,461
Shares for Acquisition    (11,900,000)              (1,190,000)
Acquisition of
 Global Technologies       11,900,000                1,190,000 59,648,022
Shares issued for Cash            320                       32      3,808
Net Income (loss)                                                         (1,774)
Balance at March 31, 1994  19,974,934                1,997,493 59,651,830
Shares issued for cash         25,066                    2,507    298,285
Adjustment for fiscal year diff.                                                        6,922
Net Income (loss)                                                         (684,965)
Balance at March 31, 1995  20,000,000                2,000,000 59,950,115
Shares issued for cash                     445             045      8,855
Convertible note for reserved shares           1,950
Net Income (loss)                                                          (100,830)
Balance at March 31, 1996  20,000,000      445 1,950 2,000,045 59,958,970  (780,647)

                         AMERICAN INDUSTRIES, LTD.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Year Ended March 31,
                                         1996        1995          1994
Net Loss                             $(100,830)   $(684,965)   $    (1,774)
Adjustments to reconcile net loss to net cash used in;

OPERATING ACTIVITIES
Payments on convertible notes           (7,420)
Contract receivable                   (750,000)
Accrued interest receivable            (56,250)
Accounts Payable                       751,842
Asset Purchase                          (5,000)     511,727       (199,813)
Stockholders equity                    (37,707)    (390,144)       205,150
  Net cash used in operating activities(104,535)     121,583         5,337



  Increase (Decrease) in cash         (104,535)     121,583          5,337

  Cash and Cash equivalent
     at beginning of period            127,906        6,323            986

  Cash and Cash equivalent
     at end of period                $  23,371    $ 127,906     $    6,323

                         AMERICAN INDUSTRIES, LTD.
                   NOTES TO THE CONSOLIDATED STATEMENTS

NOTE 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES The Company is a Holding Company organized under the laws of Nevada in 1919. The Company's subsidiary, Global Technologies S.A. was organized as a European Company under the laws of the Grand Duche of Luxembourg. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles applicable in the United States of America and are stated in United States dollars.

Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated.

     Investments in other companies where ownership is less than 20% are carried on the cost method of accounting.

Foreign Currency Translation
     The Company translates foreign assets and liabilities of its subsidiary at the company's historical rate of exchange $33.18 per LUF established at the time of acquisition of Global Technologies
S.A.

Earnings Per Share
     Earnings per share is computed on the weighted average number of shares outstanding during the year. The weighted average number of shares was 20,000,000, 20,000,000 and 20,000,445 for the years ended March 31, 1994, 1995, and 1996, respectively, shown on page F-4 contained herein.

Cash and Cash Equivalents
     Cash and cash equivalents include two checking accounts one for subsidiary and one for Registrant held with Bank of America in Las Vegas, Nevada. Subsidiary is reported as a foreign company account. The company does not maintain cash accounts in foreign financial institutions at this time.

NOTE 2.  ACQUISITIONS
Global Technologies S.A. under acquisition agreement became a subsidiary of the Company. Initially the authorized capital of the Luxembourg company was 500,000 shares of stock at 1000 Francs per share, 120,000 shares are issued and outstanding, fully paid and non assessable with capital reserve in investment gems. By decision of an extraordinary general meeting of shareholders held December 29, 1995 the authorized capital of Global Technologies S.A. has been reduced to 500,000 shares of stock at 250 LUF per share. 120,000 shares are still issued and outstanding, fully paid and non-assessable. The decision to reduce the authorized capital was made to reduce taxes and other expenses in Luxembourg.

Global Technologies S.A. operates under the status of a holding company under Luxembourg Law with the use of financial assets with historical perpetual value operating in conformity with the Grand

Duche of Luxembourg Decree of December 17, 1938. Global Technologies S.A. registered as a professional business in the financial industry, consisting of: Investment Banking, Financial Investment, International Mergers, International Acquisitions, International Portfolio Management, Securities Deposits, Purchasing Agents and Marketmakers as set forth in notes to financial statements contained herein.

     The assets of Global Technologies has been transferred to American Industries to maintain the status of a Luxembourg holding company. This transfer does not affect the value of the shares of American Industries on a consolidated basis.

NOTE 3.  INVESTMENTS
The company has stock investments of $ 5,000 in a Nevada private corporation.

NOTE 4.  RECEIVABLES
Contract Receivables
     The company currently has six Investment Banker Agreements / Management Service Contracts with six Nevada corporations. Five contracts are $100,000 each with payments to be made every six months or annually at 12% interest per annum. One contract is $250,000 at 6% interest per annum. Interest is being accrued and shown as accrued interest receivable on the company's consolidated financial statements.

Convertible Notes Receivables
     Notes purchased by stockholders of record in denominations of $1,000, $5,000 and $10,000 to purchase and/or reserve legend shares of common stock. Notes are due to be converted within two years at $20 to $25 per share.

The number of stockholders will not change as a result of reserved shares to be converted, purchased by shareholders of record.

NOTE 5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                    March 31,
                                                1996       1995
Accrued interest payable                     $ 1,800    $
Account payable                                   42
                                             $ 1,842    $     0

NOTE 6.  DEFERRED INCOME
The amounts listed as deferred income resulted from the services still not performed in relation to the contracts receivables referred to in Note 4 above.

NOTE 7.  INVESTMENT GEMS
The value of the Investment Gems are based on appraisal dated February 14, 1995 by a Certified Gemmologist from The Gemmological Association of Great Britain. Total appraisal amount $61,084,822. The difference between the acquisition of gems and the appraisal value has been booked as capital surplus.