Form 10-K
period 1997-03-31
AMERICAN INDUSTRIES LTD
filed 1997-05-22
CIK 276298

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

         ANNUAL REPORT UNDER SECTION 13 or 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDING                   COMMISSION FILE NUMBER

    March 31, 1997                                     0-8730

                    AMERICAN INDUSTRIES, LTD.

                            REGISTRANT

     NEVADA                                       88-0110436
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


           Class                      Outstanding at March 31, 1997
Common Stock, $.10 par value                 20,000,445 shares



       2                                      Commission File No. 0-8730










                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-K



                                  ANNUAL REPORT



                     Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934






                    FOR THE FISCAL YEAR ENDING MARCH 31, 1997



       3                               Commission File No. 0-8730


                     FORM 10-K  ANNUAL REPORT

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

           (5) Global Technologies S.A. offices are located at: Val Des Bons Malades 231, L2121 Luxembourg - Kirchberg and U.S.A. Accounting office: J. Theiren & Co. S.P.R.L., Avenue De La Foret De Soignes 371, B1640 Rhode Saint Genese, Belgium. Resident Agent and
Consultant: Monroe, Ltd., 300 So. 4th St., Suite #1111, Las Vegas,
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted during the fiscal year
1996-1997 that required votes of security holders through solicitation of proxies or otherwise.

               (1)  The Company holds its Annual Stockholder's
Meeting on September 20 of each year.

               (2)  The Company will hold its next Annual
Stockholder's Meeting September 20, 1997 by appearance or written consent in accordance with Nevada Statutes N.R.S. 78.010, at which time the company's annual financial reports will be available.

               (3) The stock transfer agent is instructed not to close the transfer records prior to stockholder's meeting September 20, 1997.

               (4) The Company will submit a preliminary proxy material to the Security and Exchange Commission prior to issuance to stockholders of record and prior to annual Stockholders Meeting.

               (5) The only class of securities entitled to vote at the Annual Meeting is Common Stock. Each share is entitled to one vote. The record date for determining stockholders entitled to vote is September 9, 1997.

               (6)  As of March 31, 1997 stockholders' of record
are   963   national and international shareholders totalling
20,000,445 shares outstanding.

                             PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     (1) The Registrant's capital stock, 50,000,000 shares @ $ .10 par value, aggregate amount $5,000,000.00 with 20,000,445 shares
issued and outstanding.   20,000,000 shares are registered
securities in the float free trading, registered with the Securities and Exchange Commission, previously trading OTC, NASDAQ in the Pink Sheets, trading symbol: AMII, Cusip No. 026801-10-0 through the date hereof. 445 issued shares are legend securities and 5,700 shares are reserved for convertible notes for a balance of 29,993,855 shares in the treasury as of the date hereof. The Registrant's trading securities are one class - Common.

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

1996
     Fourth Quarter      no sales reported
     First Quarter       no sales reported
     Second Quarter      no sales reported
     Third Quarter       no sales reported

1997 Fourth Quarter      no sales reported

The last reported sale price of the Common Stock privately sold on December 20, 1995 was $20.00 per share. There are 963 holders of record of the Company's Common Stock as of March 31, 1997.

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

ITEM 6.  SELECTED FINANCIAL DATA

SUMMARY OF FINANCIAL DATA FOR THE FOLLOWING:

                                Year Ended March 31,
                                 1997    1996      1995
Other Income                       $                   1,609             504
Net Income                         $   235,996    $ (100,830)    $  (684,965)
Earnings Per Common Share          $         0    $         0    $      (.03)
Total Assets                       $62,001,296    $61,930,210    $61,216,075
Long-Term Debt                     -               -             -
Total Stockholders' Equity         $61,489,364    $61,178,368    $61,216,075
Cash Dividends Declared per
     Common Share                       -               -             -

(Detailed audited financial statements are reported herein beginning on page F-1.)

SUMMARY OF QUARTERLY INCOME AS FOLLOWS:

               First          Second         Third          Fourth
               Quarter        Quarter        Quarter        Quarter   Total
period ended 3/31/96
Revenues       $  1,523      $ 18,836       $ 19,830      $ 18,750  $ 58,939
Net Income      (38,494)      (22,053)       (26,197)      (14,086) (100,830)
Net Income per
 Common Share  $      0       $     0       $      0       $     0   $     0

period ended 3/31/97
Revenues       $266,750      $ 18,750       $ 18,750       $ 18,750  $323,000
Net Income      234,789       (10,384)         2,071          9,520   235,996
Net Income per
 Common Share  $    .01       $     0        $      0       $     0   $    .01

There were no dividends paid in 1997 or 1996.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

     The Registrant's financial condition has had no significant profit or loss. The Registrant and its subsidiary's financial information contained herein in accordance with accounting procedures of U.S. and foreign generally accepted accounting principals, as reflected in the consolidated financial statements; balance sheets, statements of operations, statements of stockholders' equity, cash flows and notes to financial statements as filed herein. Management believes the independent accountants analysis, audit are in accordance with foreign GAAP and U.S. GAAP taken from the Registrant's and Subsidiary's books and records fairly represent, in management's opinion, the financial condition and results of operation.

     It should be noted that U.S. generally accepted accounting standards require consolidated financial statements be presented and that all intercompany balances and transactions be eliminated. The Registrant's Form 10-K as of 3/31/97 contains a consolidated financial statement as required. See financial statements filed herein, page F-1 through F-8.

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

Financial Statements                                   Page

List of Financial Statements                           F-1
Report of Independent Certified Public Accountant      F-2
Report of Certified Public Accountant                  F-2(a)
Consolidated Balance Sheets, March 31, 1997, and 1996 F-3 Consolidated Statements of Operations -
     Years ended March 31, 1997, 1996, and 1995        F-4
Consolidated Statements of Stockholders' Equity -
     Years ended March 31, 1997, 1996, and 1995        F-5
Consolidated Statement of Cash Flows -
     Years ended March 31, 1997, 1996, and 1995        F-6
Notes to Consolidated Financial Statements             F-7

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

                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
     The Executive Officers and Directors of the Company are as follows:

Name                     Age       Position(s) Held with Company
Zack C. Monroe           74        Chairman of the Board of
                                   Directors, President, Director
                                   and Shareholder
Gordon J. Margulis       65        Vice President, Secretary,
                                   Director and Shareholder
William E. Powell Jr.    71        Vice President, Treasurer,
                                   Director and Shareholder
George Balis             54        Vice President, Assistant
                                   Secretary Treasurer, Director
                                   and Shareholder


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

Gordon J. Margulis, age 65, is Vice President, Director and
Secretary of American Industries, Ltd. and Director of subsidiary since January 2, 1996 to date. Mr. Margulis is the President,
Treasurer and Director of Magna, Ltd. since 1978 through current date. Mr. Margulis was the body guard and valet to Howard Hughes from 1964 until his death in 1976. Mr. Margulis has 30 years experience as a personal body trainer certified as a 1st Class
Certified Affiliate with the National Federation of Professional
Trainers, No. 18760.

William. E. Powell, Jr., age 71, Vice President, Director and
Treasurer of American Industries, Ltd. since September 1977 and
Director of subsidiary, Global Technologies since December 1995.
Mr. Powell is the President and Chairman of the Board of Powell, Inc. since September, 1970, a Construction and Insurance Consulting
Firm to present date.

George Balis, age 54, Vice President, Director and Assistant
Secretary-Treasurer. of American Industries, Ltd. since 1993 to the date hereof. Mr. Balis is the President and Managing Director of Global Technologies S.A. since 1992 to the date hereof.

John Siemens, age 91, was a Vice President and Secretary of
American Industries, Ltd. from September 1977 to January 1, 1996.
Deceased February 1997.


ITEM 11. EXECUTIVE COMPENSATION

     The officers and directors of the Company are not presently drawing salaries. Salaries will be established at the next Annual
Stockholder's Meeting for the officers and directors of the Company; however the officers and directors of the Company are paid each and every expense incurred for the benefit of the Company that are paid upon presentation of proper documentation and invoice setting forth the expense, both for Registrant and the officers and directors of Registrant's subsidiary.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS/AND
MANAGEMENT

     The stockholders of record regarding management as of March
31, 1997 show the following shares were owned beneficially or indirectly by the Directors or Officers of Registrant, as a group, which are as follows of 5% or more of Registrant's securities.
Issued and outstanding are 20,000,000 registered securities in the float and 445 un-registered shares of legend securities. Total issued and outstanding is 20,000,445. Reserved shares are 5,700 for convertible exchange of notes.

                         NUMBER OF           CURRENT
NAME                     SHARES OWNED        PERCENTAGE
Zack C. Monroe
(1) (2)                  7,815,801           .3907
William E. Powell, Jr.
(1)                          9,940           .0005
George Balis
(1) (3)                  5,375,600           .2688
Gordon J. Margulis
(1) (4)                      4,090           .0002
All Executive Officers
and Directors as
a Group (4 persons)      13,205,431          .6602

Footnote Explanations:

(1)  Officer and Director

(2) Zack C. Monroe, Chairman of the Board, President and Director, owns 1,173,255 shares in his name along with 163,285 owned jointly with his wife Dorothy N. Monroe. Mr. Monroe further owns one (1) share of subsidiary, Global Technologies. Included in the amount is the shares owned as beneficial ownership in the following companies;

     Company Name                  Shares       Percentage
     Mr.& Mrs. Zack Monroe         163,285      .0082
     Zack C. Monroe              1,173,255      .0586
     Monroe, Ltd.                1,058,402      .0529
     Monroe International, Ltd.  1,032,520      .0516
     Monroe Ltd. Escrow Company    950,020      .0475
     Monroe Enterprises          1,143,799      .0572
     Small Business Funds        2,294,520      .1147

     Total beneficially owned    7,815,801      .3907


(3) George Balis, Vice President, Assistant Secretary - Treasurer and Director, owns 1,555,000 in his own name. Included in the amount is the shares owned as beneficial ownership in the following companies;

     Company Name                     Shares         Percentage
     Mr. George Balis                 1,555,000      .0777
     Western Management Associates      303,376      .0152
     Suzi Investments, Inc.           1,519,180      .0760
     James Brugman Enterprises, Inc.  1,998,044      .0999

     Total beneficially owned         5,375,600      .2688

(4)  Gordon J. Margulis, Vice President, Secretary, Director owns
     100 shares in his own name. Included in the amount is the shares owned as beneficial ownership in the following companies;

     Company Name                       Shares     Percentage
     Gordon J. Margulis                    100          .0000
     Magna, Ltd.                         3,990          .0002

     Total beneficially owned            4,090          .0002

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The acquisition of Global Technologies S.A., previously reported, whereby all of the issued and outstanding shares of Global Technologies S.A. were issued as follows. 119,999 shares issued to American Industries, Ltd. one (1) share is owned by Zack
C. Monroe, making Global Technologies a subsidiary of American Industries, Ltd. the corporation was reported to be in good standing by the managing director and foreign representatives and shares issued and outstanding as set forth herein also reflected in the financial statements filed herein.


                             PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
FORM 8-K

     (a) Exhibits
         There are no exhibits required to be filed due to the fact that there is only one subsidiary, Global Technologies S.A., as reported in the consolidated financial statements attached hereto.

     (b) Reports on Form 8-K
         No reports on Form 8-K were filed during the Registrant's fiscal year ending March 31, 1997.

                            SIGNATURES


     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN INDUSTRIES, LTD.



                                        By/S/ ZACK C. MONROE
                                          Zack C. Monroe, President


DATED:   May 2, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/S/ ZACK C. MONROE       Director,   May 2, 1997
ZACK C. MONROE           President, Chairman of the Board,
                         Principal Executive




/S/ GORDON J. MARGULIS   Director, May 2, 1997
GORDON J. MARGULIS       Vice President and Secretary



/S/ WILLIAM E. POWELL,JR Director, May 2, 1997
WILLIAM E. POWELL, JR.   Vice President and Treasurer




/S/ GEORGE BALIS         Director, May 2, 1997
GEORGE BALIS             Vice President, Assistant Secretary /
                         Treasurer

                    AMERICAN INDUSTRIES, LTD.

                   LIST OF FINANCIAL STATEMENTS


The following consolidated financial statements of American
Industries, Ltd. and subsidiary are included:




Report of Independent Certified Public Accountant          F-2
Report of Certified Public Accountant                      F-2(a)
Consolidated Balance Sheets, March 31, 1997 and 1996       F-3
Consolidated Statements of Operations -
     Years ended March 31, 1997, 1996, and 1995            F-4
Consolidated Statements of Stockholders' Equity -
     Years ended March 31, 1997, 1996 and 1995             F-5
Consolidated Statements of Cash Flows -
     Years ended March 31, 1997, 1996, and 1995            F-6
Notes to Consolidated Financial Statements                 F-7

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


Shareholders and Board of Directors
American Industries, Ltd.

     We have audited the accompanying consolidated Balance Sheets of American Industries, Ltd. and its subsidiary as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Industries, Ltd. And its subsidiary, Global Technologies SA at March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.



                    JEAN THIEREN P.P.E.


Las Vegas, Nevada
May 2, 1997

              REPORT OF CERTIFIED PUBLIC ACCOUNTANT



Shareholders and Board of Directors
American Industries, Ltd.


     I have audited the accompanying consolidated Balance Sheets of American Industries, Ltd. and its subsidiary as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     I conducted the audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Industries, Ltd. And its subsidiary, Global Technologies SA at March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.



                    Respectfully Submitted,


                    BARRY L. FRIEDMAN
                    Certified Public Accountant

Las Vegas, Nevada
May 2, 1997

                    AMERICAN INDUSTRIES, LTD.

                   CONSOLIDATED BALANCE SHEETS

                                             March 31,
                                    1997               1996
                              ASSETS
CURRENT ASSETS
Cash & cash equivalents         $    23,050         $     23,371
Convertible notes receivable          3,827                7,420
Contract receivable                 502,000              750,000
Accrued interest receivable          56,250               56,250
     TOTAL CURRENT ASSETS           585,127              837,041

FIXED ASSETS
Library                                 919                  919
Office equipment                      2,428                2,428
     TOTAL FIXED ASSETS               3,347                3,347

OTHER ASSETS
Investment gems                  61,084,822           61,084,822
Stock Investments                   328,000                5,000
     Total Other Assets        $ 61,412,822         $ 61,089,822

     TOTAL ASSETS              $ 62,001,296         $ 61,930,210

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Deferred income                $    502,000         $    750,000
Accrued interest payable              9,890                1,800
Payables                                 42                   42
     Total Current Liabilities      511,932              751,842

STOCKHOLDERS' EQUITY
Common Stock - $.10 par value
 Authorized 50,000,000 shares
 issued and outstanding 20,000,445
 shares                           2,000,045            2,000,045
Common Stock reserve                    570                  195
Capital surplus on investments   59,651,981           59,651,981
Capital surplus on stock sales      381,419              306,794
Retained earnings (deficit)        (544,651)            (780,647)
     Total Stockholders' Equity  61,489,364           61,178,368

     Total Liabilities and Capital$62,001,296          $61,930,210

                    AMERICAN INDUSTRIES, LTD.

              CONSOLIDATED STATEMENTS OF OPERATIONS


                                          Year Ended March 31,
                                      1997       1996      1995
INCOME
     Revenues                       248,000      1,609       504
     Interest                        75,000     57,330
                                    323,000     58,939       504

EXPENSES AND COSTS
     General & Administrative expenses77,289    155,258   685,469
     Interest expense                 8,090      1,800
     Proxy & Material costs           1,625      2,711
Total Expenses and Costs             87,004    159,769   685,469
Net Income (loss)                   235,996   (100,830) (684,965)

GAIN (LOSS) PER COMMON SHARE          $ .01     $    0    $ (.03)

Weighted Average Common
  Shares Outstanding             20,000,445  20,000,445  20,000,000

                         AMERICAN INDUSTRIES, LTD.

              CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY


FOR THE YEARS ENDED MARCH 31, 1997, 1996, 1995.



                         Number of   Number Number
                         issued      of     of             Amount Paid
                         Registered issued  Reserved       in Excess
                         Common      Legend Legend   Par   of Par     Retained
                         Shares      Shares Shares   Value Value      Earnings

Balance at 3/31/94      19,974,934                1,997,493 59,651,830
Shares issued for cash      25,066                    2,507    298,285
Adjustment for fiscal year diff.                                                        6,922
Net Income (loss)                                                    (684,965)
Balance at 3/31/95      20,000,000               2,000,000 59,950,115
Shares issued for cash                445                45     8,855
Convertible note for reserved shares         1,950
Net Income (loss)                                                    (100,830)
Balance at 3/31/96      20,000,000    445  1,950 2,000,045 59,958,970(780,647)
Convertible notes for reserved shares      3,750               75,000
Net Income (loss)                                                     235,996
Balance at 3/31/97      20,000,000    445  5,700 2,000,045 60,033,970(544,651)

                    AMERICAN INDUSTRIES, LTD.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Year Ended March 31,
                              1997        1996           1995

Net Loss                    $ 235,996    $(100,830)   $ (684,965)
Adjustments to reconcile net loss to net cash used in;

OPERATING ACTIVITIES
Payments on convertible notes   3,593      (7,420)
Contract receivable           248,000    (750,000)
Accrued interest receivable               (56,250)
Accounts Payable                          751,842
Asset Purchase               (323,000)     (5,000)       511,727
Effect of subsidiary fiscal year change/difference
Accrued interest                8,090
Deferred Income              (248,000)
Stockholders equity           310,996     (37,707)      (390,144)
  Net cash used in
    operating activities         (321)   (104,535)       121,583


  Increase (Decrease) in cash    (321)   (104,535)       121,583

  Cash and Cash equivalent
       at beginning of period   23,371    127,906          6,323

  Cash and Cash equivalent
       at end of period     $   23,050   $ 23,371      $ 127,906

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

Earnings Per Share
     Earnings per share is computed on the weighted average number of shares outstanding during the year. The weighted average number
of shares   was 20,000,000, 20,000,445 and 20,000,445 for the years
ended March 31, 1995, 1996, and 1997, respectively, as shown on page F-4 contained herein.

Cash and Cash Equivalents
     Cash and cash equivalents include two checking accounts, one for subsidiary and one for Registrant held with Bank of America in Las Vegas, Nevada. Subsidiary is reported as a foreign company account.

NOTE 2.  ACQUISITIONS
Global Technologies S.A. under acquisition agreement became a subsidiary of the Company. Initially the authorized capital of the Luxembourg company was 500,000 shares of stock at 1000 Francs per share, 120,000 shares are issued and outstanding, fully paid and non assessable, with capital reserve in gem investments. By decision of an extraordinary general meeting of shareholders held December 29, 1995 the authorized capital of Global Technologies S.A. has been reduced to 500,000 shares of stock at 250 LUF per share. 120,000 shares are still issued and outstanding, fully paid and non-assessable. The decision to reduce the authorized capital was made to reduce taxes and other expenses in Luxembourg.

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

NOTE 3.  INVESTMENTS
The company has stock investments of $328,000 in Nevada corporations. $323,000 of principal payments due June 30, 1996 for contract receivables was paid by the issuance of stock.

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

Convertible Notes Receivables
     Notes purchased by stockholders of record in denominations of $1,000, $5,000 and $10,000 to purchase and/or reserve legend shares of common stock. Notes are due to be converted within two years at $20 to $25 per share. Currently there are 5,700 shares of legend securities held in a reserve account by Registrant's Transfer Agent for the conversion of Convertible Notes.

The number of stockholders will not change as a result of reserved shares to be converted, purchased by shareholders of record.

NOTE 5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                    March 31,
                                                1997       1996
Accrued interest payable                     $ 9,890    $ 1,800
Account payable                                   42         42
                                             $ 9,932    $ 1,842

NOTE 6.  DEFERRED INCOME
The amounts listed as deferred income resulted from the services still not performed in relation to the contracts receivables referred to in Note 4 above.

NOTE 7.  INVESTMENT GEMS

The value of the Investment Gems are based on appraisal dated
February 14, 1995 by Marco Vesters, Certified Gemmologist from The
Gemmological Association of Great Britain.  Total appraisal amount
$61,084,822. The difference between the acquisition of gems and the appraisal value has been booked as capital surplus.
