Form 10-Q
period 1997-06-30
AMERICAN INDUSTRIES LTD
filed 1997-08-04
CIK 276298

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE FIRST QUARTER ENDING                 COMMISSION FILE NUMBER
   JUNE 30, 1997                                  0-8730

                            AMERICAN INDUSTRIES, LTD.

                                   REGISTRANT

     NEVADA                                       88-0110436
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

     (1)       Yes  X                   No
     (2)       Yes  X                   No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by
a court.  Yes x   No

Registrant has one class, Common Stock, 50,000,000 shares $.10 par value. Indicate the number of shares outstanding of each of the issuers class of common stock as of the close of the period covered by this report.


           Class                  Outstanding at June 30, 1997
Common Stock, $.10 par value             20,000,445 shares

                                         Commission File No. 0-8730




                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q



                         QUARTERLY REPORT



             Pursuant to Section 13 or 15 (d) of the
                 Securities Exchange Act of 1934






            FOR THE FIRST QUARTER ENDING JUNE 30, 1997

                    AMERICAN INDUSTRIES, LTD.

                   LIST OF FINANCIAL STATEMENTS


The following unaudited consolidated financial statements of American Industries, Ltd. and subsidiary are included:




Consolidated Balance Sheets, June 30, 1997 and 1996        4
Consolidated Statements of Operations -
     Three months ended June 30, 1997, 1996, and 1995 5 Consolidated Statements of Cash Flows -
     Three months ended June 30, 1997, 1996, and 1995      6
Notes to Consolidated Financial Statements                 7

                    AMERICAN INDUSTRIES, LTD.

                   CONSOLIDATED BALANCE SHEETS

                                           June 30,
                                    1997               1996
                              ASSETS

CURRENT ASSETS
Cash & cash equivalents         $    11,599         $     28,929
Convertible notes receivable          3,827                6,814
Contract receivable                 502,000              502,000
Accrued interest receivable          75,000
     TOTAL CURRENT ASSETS           592,426              537,743

FIXED ASSETS
Library                                 919                  919
Office equipment                      2,428                2,428
     TOTAL FIXED ASSETS               3,347                3,347

OTHER ASSETS
Investment gems                  61,084,822           61,084,822
Stock Investments                   328,000              328,000
     Total Other Assets        $ 61,412,822         $ 61,412,822

     TOTAL ASSETS              $ 62,008,595         $ 61,953,912

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Deferred income                $    502,000         $    502,000
Accrued interest payable              9,890                1,800
Payables                                 42                   42
     Total Current Liabilities      511,932              503,842

STOCKHOLDERS' EQUITY
Common Stock - $.10 par value
 Authorized 50,000,000 shares
 issued and outstanding 20,000,445
 shares                           2,000,045            2,000,045
Common Stock reserve                    595                  360
Capital surplus on investments   59,651,981           59,651,981
Capital surplus on stock sales      386,392              339,628
Retained earnings (deficit)        (542,350)            (541,944)
     Total Stockholders' Equity  61,496,663           61,450,070

     Total Liabilities and Capital$62,008,595          $61,953,912
                    AMERICAN INDUSTRIES, LTD.

              CONSOLIDATED STATEMENTS OF OPERATIONS


                                   Three Months Ended June 30,
                                      1997       1996      1995
INCOME
     Revenues                                  248,000   751,523
     Interest                        18,750     18,750
                                     18,750    266,750   751,523

EXPENSES AND COSTS
     General & Administrative expenses16,449     28,048    40,017
     Interest expense                     0          0         0
     Proxy & Material costs               0          0         0
     Valuation Allowance                  0          0   515,484
Total Expenses and Costs             16,449     28,048   555,501
Net Income (loss)                     2,301   (238,702)  196,022

GAIN (LOSS) PER COMMON SHARE            $ .0     $ .01    $   .0

Weighted Average Common Shares Outstanding20,000,445 20,000,445 20,000,000

                    AMERICAN INDUSTRIES, LTD.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                Three Months Ended June 30,
                              1997        1996           1995

Net Income (Loss)           $   2,301    $ 238,702    $ ( 28,230)
Adjustments to reconcile net loss to net cash used in;

OPERATING ACTIVITIES
Payments on convertible notes    (881)        606
Contract receivable                      (248,000)
Accrued interest receivable   (18,750)    (18,750)
Stockholders equity                       (33,000)
  Net cash used in
      operating activities     (19,631)   (233,144)        28,230


  Increase (Decrease) in cash   (17,330)      5,558        (28,230)

  Cash and Cash equivalent at
      beginning of period         28,929      23,371        127,906

  Cash and Cash equivalent at
      end of period             $ 11,599    $ 28,929      $ 99,676

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

Earnings Per Share
     Earnings per share is computed on the weighted average number of shares outstanding during the year. The weighted average number of shares was 20,000,000, 20,000,445 and 20,000,445 for the periods ended June 30, 1995, 1996, and 1997, respectively.

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

Convertible Notes Receivables
     Notes purchased by stockholders of record in denominations of $1,000, $5,000 and $10,000 to purchase and/or reserve legend shares of common stock. Notes are due to be converted within one or two years at $20 to $25 per share. Currently there are 5,950 shares of legend securities held in a reserve account by Registrant's Transfer Agent for the conversion of Convertible
Notes.

The number of stockholders will not change as a result of reserved shares to be converted, purchased by shareholders of record.

NOTE 5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES
                                                     June 30,
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

Item 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     SUMMARY OF BUSINESS

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

     For the past five years, Registrant, American Industries, Ltd. has continued to operate as a holding company handling its affairs to secure acquisitions, consult and provide services for management portfolios, loan applications, and packaging for loans and mortgages on a fee basis conserving and managing its operation capital of bank deposits, foreign bank accounts, accruing interest as reflected in financial statements.

     In 1993 to the date hereof the Registrant, American
Industries, Ltd. has been subjected to substantial accounting, computer services, and other expenses not originally anticipated in the acquisition of Global Technologies S.A. September 1994
Registrant, American Industries Ltd. paid subsidiary's, Global
Technologies S.A., taxes and fees to the Luxembourg Government to bring the subsidiary current with its filings and taxes. It is not anticipated that the tax loss the company suffered would be experienced again any time soon. Further the accounting and computer services and other expenses related to the cost of the acquisition and other regulatory expense could be substantially reduced.

     It has been further reported by the Registrant's Independent
Accountant, Jean Thieren P.P.E. that the taxes and required document reporting in Luxembourg for Global Technologies S.A. has been accomplished through December 1996 as well as through the date herein. All taxes and filing requirements have been met and paid for by Registrant American Industries, Ltd. for Global
Technologies. Further, the U.S. tax return was filed timely with the Internal Revenue Service for the fiscal year ended March 31, 1997 for Registrant with no taxes due.

     FINANCIAL INFORMATION

     (a) The unaudited financial information given in this report is for the Registrant, American Industries, Ltd. as well as for its wholly-owned subsidiary, Global Technologies S.A., as consolidated financial statements for the period ended June 30, 1997 for Registrant and for the period ended June 30, 1997 for Subsidiary filed herein.

          (i) It is further reported herein that as a result of the aforementioned financial information reported herein regarding the Registrant's wholly-owned subsidiary Global
Technologies, American Industries' auditors will be U.S.
independent auditors working in cooperation with the foreign independent auditors in compliance with United States (GAAS).

     (b)  Unaudited Consolidated Financial Statements;
Consolidated Balance Sheet, Consolidated Statement of Operations,
Consolidated Statement of Cash Flows and Notes to the Statements are filed herein.

     The consolidated financial reports are in conformity with standard requirements and give a fair view of the financial position of Registrant and Subsidiary, its consolidated results for the period stated and are supplied herein for the three months ended, first quarter June 30, 1997.

     The Management Report of Financial Affairs of the Company and its Subsidiary are reported in French and English as required to enable management and independent accountants to file the annual and quarterly reports in accordance with foreign governments, foreign and domestic stock exchanges, when appropriate.

     Management believes the unaudited Consolidated Financial
Reports for Registrant and its subsidiary for the first quarter, three months ended June 30, 1997 fairly represent the Registrant's financial condition, and by specific reference these Financial Reports are hereby incorporated.

     Earnings for the Registrant and its Subsidiary with comparisons of 1995 and 1996 together with notes to the statements together with the financial reports are filed herein.
Management believes that their analysis is in accordance with these reports which give a fair view of the Registrant and its Subsidiary's financial condition and reflect the results of operation.

Item 3.   DELAY IN FILING FINANCIAL INFORMATION

     None, report contained herein is timely filed. For the first quarter ended June 30, 1997, the Registrant is current and up to date with all required reports, comments, 8-K, 10-Q and 10-K, and amendments thereto, filings with the Securities and Exchange Commission through the date hereof.

Item 4.   FINANCIAL STATEMENTS:

     The Index to the unaudited Consolidated Financial Statements indicate the attached financial statements filed herein for Registrant, its wholly-owned subsidiary, Global Technologies S.A.


Item 5.   MANAGEMENT'S ANALYSIS OF QUARTERLY STATEMENTS:

     Management's analysis of this quarterly report give a fair view of the Registrant and its Subsidiary's financial condition, as further set forth in Item 2 herein.


Item 6.   OTHER FINANCIAL INFORMATION:

     No other financial information is reported other than the Registrant and its subsidiary have operated as set out in the summaries of operations filed herein. It should be noted that the unaudited consolidated financial reports filed herein contain the information for the three months ended June 30, 1997 for Registrant and subsidiary.


Item 7.   LETTER FROM COMPANY'S MANAGEMENT:

     No letter submitted, nor required at this time.  See Part I,
Item 2 herein.


Item 8.   FILINGS OF OTHER STATEMENTS IN CERTAIN CASES:

     None at this time.

Item 9.   EXHIBITS, FINANCIAL:

     None at this time.  Financial, see Part I herein.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS:

     There are no legal proceedings presently, nor are any anticipated.


ITEM 2.   CHANGES IN SECURITIES:

     THERE IS NO CHANGE IN THE STATUS OF THE REGISTRANT AS A
REPORTING COMPANY AT THIS TIME. The Registrant is required to file annual reports under the Securities Exchange Act of 1934, Commission File No. 0-8730. Securities previously traded O.T.
C., in the pink sheets, listed NASDAQ Trading Symbol AMII, Standard & Poor's CUSIP 026801-10-0. Registrant was de-listed in
1983 and is not presently listed on any Exchange.

     In the 1970's, due to the company's number of shareholders and assets, Registrant became qualified and was required to file a Form 10 registration with the Securities and Exchange
Commission.  From the 1970's, Registrant listed on the exchange
OTC, trading symbol AMII, a trading company for several years until late 1983. Thereafter, the company continued as a reporting company after being de-listed from NASDAQ as a result of the company's reduction of assets; divested itself of various subsidiaries, no longer qualified or required to maintain its position for the Registrant's stockholders to trade their securities through the NASDAQ system.

     The previous securities registered in the float from the year 1920 through the date herein have been fully reported in Registrant's annual report, as well as filed herein.

     Of the 20,000,000 registered free trading shares in the float 33.98% is owned by the public as of the annual report dated
March 31, 1997. The remaining 66.02% are owned beneficially or indirectly by the Directors or Officers of Registrant, as a group.

     At the Annual Stockholder's Meeting of September 20, 1996 the Stockholders voted and approved again by approximately 88% of the vote (68.61% management vote, 19.39% public vote and 12% no vote made) to issue promissory notes at 12% interest per annum to stockholders of record to be converted to investment legend stock in two years in accordance with SEC Regulation governing private sales, stock dividends, and stock swap redemption program to the company's stockholders of record. As of this date 445 shares of investment legend shares have been purchased with 5,950 shares held in reserve until promissory note obligations have been met.

ITEM 3.   CHANGES IN SECURITY FOR REGISTERED SECURITIES:

     None. The 20,000,000 free trading shares is further reported in Item 2 herein.

ITEM 4.   DEFAULTS UPON SENIOR SECURITIES:

     None. (See Item 7, Part II, for Submission of Matters to a
Vote.)

ITEM 5.   INCREASE IN AMOUNT OUTSTANDING OF SECURITIES OR
          INDEBTNESS:

     (a) The total 20,000,000 shares registered free trading are outstanding reported herein for the 10-Q first quarter ended June
30, 1997 of the 50,000,000 authorized shares of common stock at .10 par value for an aggregate value of $5,000,000.

     (b) The amount of Investment Legend Securities, outstanding purchased by stockholders of record is 445 shares sold at $20 per share and 5,950 shares being held at $25 per share as reserved shares for convertible notes due 1997 and 1998.

ITEM 6.   DECREASE IN AMOUNT OUTSTANDING OF SECURITIES OR
          INDEBTNESS:

     None.  (See Item 9 for Exhibits and Reports)


ITEM 7.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     There are no matters at this time needed to be submitted to the vote of security holders. All matters needed to be voted on by the security holders were motioned, seconded and voted on and approved by 88% of the Stockholders of Record by voice or proxy at the Annual Stockholder's Meeting September 20, 1996.


ITEM 8.   OTHER MATERIALLY IMPORTANT EVENTS:
          NOT REPORTED ON FORM 8-K

     None at this time. All important events have been reported in previous 10-Q's, 10-K's and amendments thereto, and were not required to be reported in 8-K's or 8-K/A's other than the previous filings through the date hereof.


ITEM 9.   EXHIBITS AND REPORTS:

     Exhibit 1 - Financial Data Schedule as required with electronic filings.

                            SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN INDUSTRIES, LTD.



                                   By:/S/ ZACK C. MONROE
                                      Zack C. Monroe, President

Dated: July 17, 1997.


     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


/S/ ZACK C. MONROE
    Director,                         July 17,  1997
    President, Chairman of the Board


/S/ GORDON J. MARGULIS
    Director,                          July 17, 1997
    Vice President and Secretary

/S/ WILLIAM E. POWEL, JR.
    Director,                          July 17, 1997
    Vice President and Treasurer


/S/ GEORGE BALIS
    Director,                           July 17, 1997
    Vice President, Assistant Secretary/Treasurer

