Form 10-Q
period 1997-09-30
AMERICAN INDUSTRIES LTD
filed 1997-12-31
CIK 276298

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

        QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


FOR THE SECOND QUARTER ENDING                COMMISSION FILE NUMBER
   SEPTEMBER 30, 1997                                  0-8730

                    AMERICAN INDUSTRIES, LTD.

                            REGISTRANT

     NEVADA                                       88-0110436
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



           Class                  Outstanding at SEPTEMBER 30, 1997
Common Stock, $.10 par value             20,000,445 shares

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






                FOR THE SECOND QUARTER ENDING SEPTEMBER 30, 1997

                    AMERICAN INDUSTRIES, LTD.

                   LIST OF FINANCIAL STATEMENTS


The following unaudited consolidated financial statements of American Industries Ltd. and subsidiary are included:




Consolidated Balance Sheets, September 30, 1997 and 1996 4 Consolidated Statements of Operations -
     Six months ended September 30, 1997, 1996, and 1995 5 Consolidated Statements of Cash Flows -
     Six months ended September 30, 1997, 1996, and 1995     6
Notes to Consolidated Financial Statements                   7

                       AMERICAN INDUSTRIES, LTD.

                      CONSOLIDATED BALANCE SHEETS

                                              Sept 30,
                                    1997               1996
                                   ASSETS

CURRENT ASSETS
Cash & cash equivalents         $    11,578         $     16,827
Convertible notes receivable          3,827                5,694
Contract receivable                 502,000              502,000
Accrued interest receivable          93,750               18,750
     TOTAL CURRENT ASSETS           611,155              543,271

FIXED ASSETS
Library                                 919                  919
Office equipment                      2,428                2,428
     TOTAL FIXED ASSETS               3,347                3,347

OTHER ASSETS
Investment gems                  61,084,822           61,084,822
Stock Investments                   328,000              328,000
     Total Other Assets        $ 61,412,822         $ 61,412,822

     TOTAL ASSETS              $ 62,027,324         $ 61,959,440

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Deferred income                $    502,000         $    502,000
Accrued interest payable              9,890                1,800
Payables                                 42                   42
     Total Current Liabilities      511,932              503,842

STOCKHOLDERS' EQUITY
Common Stock - $.10 par value
 Authorized 50,000,000 shares
 issued and outstanding 20,000,445
 shares                           2,000,045            2,000,045
Common Stock reserve                    595                  420
Capital surplus on investments   59,651,981           59,651,981
Capital surplus on stock sales      386,392              351,569
Retained earnings (deficit)        (523,621)            (548,417)
     Total Stockholders' Equity  61,515,392           61,455,597

     Total Liabilities and Capital$62,027,324          $61,959,440

                   AMERICAN INDUSTRIES, LTD.

              CONSOLIDATED STATEMENTS OF OPERATIONS

                                      Six Months Ended Sept 30,
                                      1997       1996      1995

INCOME
     Revenues                                  248,000   796,209
     Interest                        37,500     37,500    18,750
                                     37,500    285,500   814,959

EXPENSES AND COSTS
     General & Administrative expenses16,470     51,760    80,906
     Interest expense                     0          0         0
     Proxy & Material costs               0      1,510         0
     Valuation Allowance                  0          0   515,484
Total Expenses and Costs             16,470     53,270   596,390
Net Income (loss)                    21,030    232,230   218,569

GAIN (LOSS) PER COMMON SHARE           $ .0     $ .01    $   .0

Weighted Average Common Shares Outstanding20,000,445 20,000,445 20,000,000
<PAGE 6>
                     AMERICAN INDUSTRIES, LTD.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  Six Months Ended Sept 30,
                                1997        1996           1995

Net Income (Loss)             $ 21,030    $ 238,702    $ 218,569
Adjustments to reconcile net loss to net cash used in;

OPERATING ACTIVITIES
Subsidiary Funding                                        (7,454)
Payments on convertible notes    (881)      46,727        (6,920)
Contract receivable                       (248,000)     (750,000)
Accrued interest receivable   (37,500)     (37,500)      (18,750)
Fiscal Year difference                                    17,719
Valuation Allowance                                      515,484
  Net cash used in operating activities (38,381)    (238,773)     (249,921)


  Increase (Decrease) in cash   (17,351)      6,544        (31,352)

  Cash and Cash equivalent at beginning of period  28,929      23,371  127,906

  Cash and Cash equivalent at end of period$ 11,578    $ 16,827      $ 96,554

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

Earnings Per Share
     Earnings per share is computed on the weighted average number of shares outstanding during the year. The weighted average number of shares was 20,000,000, 20,000,445 and 20,000,445 for the periods ended September 30, 1995, 1996, and 1997, respectively.

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

NOTE 5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES
                                                      SEPT.30,
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

     FINANCIAL INFORMATION

     (a) The unaudited financial information given in this report is for the Registrant, American Industries, Ltd. as well as for its wholly-owned subsidiary, Global Technologies S.A., as consolidated financial statements for the period ended September 30, 1997 for Registrant and for the period ended September 30, 1997 for Subsidiary filed herein.

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

     The consolidated financial reports are in conformity with standard requirements and give a fair view of the financial position of Registrant and Subsidiary, its consolidated results for the period stated and are supplied herein for the six months ended, second quarter September 30, 1997.

     The Management Report of Financial Affairs of the Company and its Subsidiary are reported in French and English as required to enable management and independent accountants to file the annual and quarterly reports in accordance with foreign governments, foreign and domestic stock exchanges, when appropriate.

     Management believes the unaudited Consolidated Financial
Reports for Registrant and its subsidiary for the second quarter, six months ended September 30, 1997 fairly represent the Registrant's financial condition, and by specific reference these Financial Reports are hereby incorporated.

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

Item 3.   DELAY IN FILING FINANCIAL INFORMATION

     None, report contained herein is timely filed. For the second quarter ended September 30, 1997, the Registrant is current and up to date with all required reports, comments, 8-K, 10-Q and 10-K, and amendments thereto, filings with the Securities and Exchange Commission through the date hereof.

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


Item 6.   OTHER FINANCIAL INFORMATION:

     No other financial information is reported other than the Registrant and its subsidiary have operated as set out in the summaries of operations filed herein. It should be noted that the unaudited consolidated financial reports filed herein contain the information for the six months ended September 30, 1997 for Registrant and subsidiary.


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

ITEM 4.   DEFAULTS UPON SENIOR SECURITIES:

     None. (See Item 7, Part II, for Submission of Matters to a
Vote.)

ITEM 5.   INCREASE IN AMOUNT OUTSTANDING OF SECURITIES OR
          INDEBTNESS:

     (a) The total 20,000,000 shares registered free trading are outstanding reported herein for the 10-Q second quarter ended September 30, 1997 of the 50,000,000 authorized shares of common stock at .10 par value for an aggregate value of $5,000,000.

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


ITEM 9.   EXHIBITS AND REPORTS:
     Exhibit 1 - Financial Data Schedule as required with electronic filings

                            SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN INDUSTRIES, LTD.



                                   By
                                      George Balis, President

Dated:                 , 1997.



     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Director,                , 1997
 /S/ George Balis                       President, Chairman of the
                                   Board


                                   Director,               , 1997
 /S/ Mary E. Kinn                       Vice President and Secretary



                                   Director,              , 1997
 /S/ Joseph Ortiz                       Vice President and Treasurer