Form 10-K/A
period 1997-03-31
AMERICAN INDUSTRIES LTD
filed 1998-02-18
CIK 276298

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                            AMENDED FORM 10-K


            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended March 31, 1997

                       Commission File No. 0-8730


                        AMERICAN INDUSTRIES, LTD.
                              REGISTRANT

State of Incorporation							                  IRS Employer Identification No.

      Nevada						 	     	                               	88-110436

Address of Principal Executive Office					     	          Zip Code

Bank of America Center, Suite 845					        	            89109
101 Convention Center Drive
Las Vegas, Nevada

Registrant's Telephone Number

    (702) 386-2633

Securities registered pursuant to             Name of Each Exchange on which
Section 12(b) of the Act:                               registered:

       		NONE					            		                          NONE

            Securities registered pursuant to 12 (g) of the Act:

                         Title of each class
                    Common Stock, $.10 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    No XX

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, andwill not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. XX

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.   Yes     No

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                   DOCUMENTS INCORPORATED BY REFERENCE

                                 NONE







                     SECURITY AND EXCHANGE COMMISSION
                          Washington, DC 20549.







                               FORM 10-K/A





                             ANNUAL REPORT




             PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                          EXCHANGE ACT OF 1934





                FOR THE FISCAL YEAR ENDING MARCH 31,1997
















                                                Commission File No. 0-8730



                     AMENDED FORM 10-K ANNUAL REPORT
                        AMERICAN INDUSTRIES, LTD.

                                PART  I


ITEM 1. BUSINESS

American Industries, Ltd. ("Registrant" or "Company") was incorporated in
Nevada on December 26, 1919, as Toquima Stores Company engaged in the business of operating a general store. The name was changed successively to American Resources, Inc., American Health Service, Inc., G.W.Hume Industries, Inc., and on July 18, 1972, to American Industries, Ltd. It was not until 1978 that Registrant came under the jurisdiction of the federal Securities Act of 1933 and the Exchange Act of 1934, and registered its shares by filing Form 10, having by that time acquired the requisite number of shareholders and capital assets making compliance mandatory under the regulatory Acts. Prior to that time, Registrant was exempt from the federal securities regulatory requirements.

Using the trading symbol AMII, Registrant traded on the NASDAQ over the counter market (OTC) in the seventies. In 1982, unable to comply with NASD requirements for continued listing, registrant was delisted from the OTC quotation service.

Registrant has been variously engaged in many diverse businesses since inception, including the mining and exploration of minerals; leasing equipment; operating nursing homes; processing, canning and distributing foods; brokering residential and commercial mortgage loans; and selling and servicing products related to preserving the ecology.

Since 1994, Registrant has been essentially dormant, supporting its financial needs through the private sale of promissory notes and donations of capital from those shareholders holding management positions with Registrant.

On July 25,1997, Zack Monroe, Chairman of the Board of Directors, President, Chief Executive Officer and Registrant's principal shareholder passed away. Mr.Monroe had been Registrant's Chief Executive Officer since 1970.

George Balis, a Director and Vice President, owning approximately 59% (as of this amended report date) of Registrants issued and outstanding shares of Common Stock became the Company's Chief Executive Officer.

Presently, Registrant is concentrating its efforts to establish and provide a business consulting service to American companies from its Las Vegas offices, and to European companies through the Luxembourg office of its wholly owned subsidiary, Global Technologies, S.A., a foreign corporation ("Global"). Registrant also expects to package loans on a fee basis using the European contacts of Global as a money source. The Articles of Incorporation for Global were issued by the Grand Duche of Luxembourg. Identification Number 1989-40-00735. Its offices are located at Val Des Bons Malades 231, L2121 Luxembourg.

Registrant's principal assets are the personal foreign and domestic business contacts of present management, together with Registrant's inventory of uncut gem stones( emeralds, rubies and sapphires) acquired by Registrant when it merged with Global in 1993. At the time of the merger, all of Global's issued and outstanding shares of common stock were exchanged for 11,900,000 shares of Registrants, $.10 par value Common Stock. At the time Registrant had issued and outstanding an aggregate of 20,000,445 shares of Common Stock.
The sole shareholder of Global, George Balis, received approximately 59% of Registrant's outstanding Common Stock. The merger was intended as a tax-free reorganization pursuant to Section 368 of the Internal Revenue Code.

By independent appraisal, Global's gemstones at the time of merger were deemed to have a fair market value in excess of $60,000,000, as uncut stones in their natural state. It is not Registrant's intention to cut, polish and market its inventory of gemstones, nor to engage in the wholesale or retail jewelry business. Instead Registrant intends to hold the entire cache of uncut stones as a perennial source of reserve capital to use as collateral security for foreign and domestic companies requiring a source of credit enhancement. The laws of Luxembourg permit holding companies such as Global to utilize a 10:1 ratio on bonds and a 3:1 ratio on commercial paper (notes) against capital reserves.

Management has seen a constant need in the commercial market for sources that can guarantee loans or guarantee letters of credit issued to companies seeking to borrow capital through regular banking channels or other institu-tional lenders. The business intended to be carried on by Registrant is very competitive on both continents. There are myriad private and public companies engaged in the same business as Registrant, and most have financial resources far greater than that of the Registrant, with a history of providing such services. Also, the nature of the type of business intended by Registrant requires that the Company be constantly on the alert for all manner of fraud-ulent schemes that may be perpetrated by financially troubled borrowers desperate to find sources of credit enhancement to save their beleaguered businesses. Accordingly, Registrant must expend significant time and money to investigate fully before it can afford to establish business relationships with prospective borrowers.

Additionally, Registrant expects to act as a finder in seeking out European sources of capital for private and public companies located in the United States. In this connection the Registrant will attempt to utilize both private and institutional European lenders, as well as European stock brokers to buy, sell and trade Registrant's securities in the foreign market to foreign nationals, as and when a trading market in the United States can be estab-lished for Registrant's securities.

At the time of the merger with Global, to the present date, neither Registrant nor Global has had sufficient operating revenues to fulfill combined cash flow needs. As a consequence, both companies have required direct financial aid from Registrant's controlling stockholders. Registrant's sole income is presently derived from a consulting contract that is extant, and the interest received by Registrant from notes executed by some of Registrants' private investors/stock-holders who purchased Registrant's Common Stock on a deferred payment plan, signing negotiable promissory notes that bear interest payable by the invest-or/stockholder.

Registrant has no full time employees receiving a salary at its newly acquired office located at Bank of America Center, Suite 845, 101 Convention Center Drive, Las Vegas, Nevada, 89109, telephone number (702) 386-2633.

In 1986, Registrant filed for protection first under Chapter 11 and thereafter (April 20, 1990) converted to a Chapter 7 under the Federal Bankruptcy Code, in the (Las Vegas) Nevada Federal District Court, File No. BKS-86-00953 LDR. In April 22, 1993, the bankruptcy was closed, and the case was dismissed.


ITEM 2.  PROPERTIES

Registrant's administrative offices are in Las Vegas, Nevada, which also con-tains the United States offices of Global. Neither Registrant nor Global owns any real estate here or abroad. Registrant's administrative offices contain approximately 500 square feet at an annual rental of $6,000, pursuant to a 3 year sub-lease executed with an affiliated Company owned by one of Registrant's directors. Global also maintains small offices in Luxembourg on a month-to-month basis. Registrant's administrative offices, here and abroad contain off-ice furniture, fixtures and equipment generally required in the ordinary course of business.


ITEM 3. LEGAL PROCEEDINGS

Neither Registrant nor it's wholly owned subsidiary, nor the directors or officers of either entity, are parties to any pending or threatened legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Registrant's regular annual shareholders' meeting was held on September 15, 1997 in Las Vegas, Nevada, pursuant to written notice required by Registrant's By-laws and Nevada Revised Statutes Section 78.010. Proxies to elect directors were solicited by management pursuant to Regulation 14A under the Securities Exchange Act. All nominees were duly elected. The record date for stockholders to vote at the meeting was established as September 5, 1997.

The matters submitted to the stockholders and voted upon, together with the votes cast is as follows:

Directors Nominated and Elected: (1)

Name			           Votes For		    Votes Against       Abstentions
George Balis		    15,765,638			           0		                 0
Mary E. Kinn		    15,765,638			           0			                0
Joe Ortiz		       15,765,638			           0		                	0
William E. Powell	   342,731	   	15,422,907			                0
Gordon J. Margulis	  342,731		   15,422,907		                	0


Notes: Registrant sought proxies for Zack C. Monroe, George Balis, Mary Kinn, William E. Powell, Jr. and Gordon J. Margulis. Mr. Monroe passed away on July 25, 1997 and his name was withdrawn. Mr. Ortiz was nominated from the floor and elected.

No other matters requiring shareholder approval were submitted at the Annual Meeting.

                              PART   II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established trading market for any class of Registrant's common equity stock or that of its wholly owned subsidiary.


ITEM 6.  SELECTED FINANCIAL DATA

           SUMMARY OF FINANCIAL DATA FOR THE FOLLOWING YEAR:

                       Year Ended March 31
               ______________________________________

                       				1997          1996 	         1995	          1994

Net Income		       $     42,004      (157,080)      (684,965)      (174,443)

Earnings Per
Common Share	      $          0             0           (.03)         (.001)

Total Assets	      $ 61,165,046    61,123,960     61,216,075        174,443

Long-Term Debt     			        0             0       		     0              0

Total Stockholders'
Equity	            $ 61,155,114    61,178,368     61,216,075	    61,606,219

Cash Dividends Declared
  Per Common Share			         0             0              0              0


             (Detailed audited financial statements are reported
                     herein beginning with Exhibit F-1.)


ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Registrant's main source of revenue is the performance of financial and accounting services for small companies. It also receives interest income. During the current year the Registrant had one client.

LIQUIDITY

The Registrant's president, Zack Monroe, passed away on July 25, 1997. During the period before his death, and since that time, the Registrant has had very little income or cash receipts. The Registrant's newly elected Chief Executive Officer, George Balis, is in the process of identifying the income sources and endeavoring to produce services for clients of the Registrant to generate new income. The lack of income production has put the Registrant into a negative cash flow position. Currently any shortfall in the Registrant's administrative and operating expenses are being paid by George Balis and Mary Kinn.

CAPITAL RESOURCES

As indicated above, the Registrant has no significant current cash resources. The investments listed on the balance sheet are not liquid and will provide no immediate relief from the negative cash flow.

RESULTS OF OPERATIONS

The statements show a decrease in the gross revenues from services related activities: 1995 - ($684,965), 1996 - ($157,080) and 1997 - ($42,004). These
revenues reflect the efforts of the then President, Zack Monroe, to service the existing client base, prior to his death. Since the death of Mr. Monroe, the company's staff, which supported the client services, terminated their employ-ment with the Company and the income stream was negatively affected. Unless the current client base can be serviced adequately and promptly it is expected that the Company's clients will seek another provider for their financial ser-vices. This will hurt the Company's revenue for the next fiscal year. Mr.George Balis, the Company's new Chief Executive Officer, is working on hiring new staff and revitalizing the revenue stream. His efforts are being hampered by shortage of operating capital and, therefore, there are no assurances that Mr. Balis' efforts will prove successful.

ITEM 8.  FINANCIAL STATEMENTS

	1.	American Industries, Ltd.
		Consolidated Balance Sheets as of March 31, 1997 and 1996

	2.	American Industries, Ltd.
		Consolidated Statements of Shareholders' Equity for the years Ended March 31, 1997 1996 and 1995

	3.	American Industries, Ltd.
		Consolidated Statement of Operations for the three years ended
		March 31, 1997

	4.	American Industries, Ltd.
		Consolidated Statement of Cash Flow for the three years ended
		March 31, 1997.

	5.	American Industries, Ltd.
		Notes to the Consolidated Statements


ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE

During Registrant's two most recent fiscal years, or interim period, no independent accountant previously engaged by Registrant to audit Registrant's financial statements, or those of Global, its wholly owned subsidiary, has resigned or was dismissed, nor has any such independent accountant indicated a reluctance to stand for re-election after completion of the current audit.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Directors and Executive Officers of Registrant are as follows:

Name	   			       Age		          Positions Held With Registrant

George Balis  				55	           	Chairman of Board of Directors,
							                          President, Chief Exec Officer

Mary Kinn	     			84		           Director and Secretary

Joe Ortiz     				61		           Director and Treasurer


George Balis had served as a Director, Vice-president, and Assistant Secretary-Treasurer of Registrant from 1993 until the death of its former President Zack
C. Monroe, on July 25, 1997. Mr. Balis was elected to the positions of Chair-man of the Board, President and Chief Executive Officer at a Special Meeting of the Stockholders on September 15, 1997. Mr. Balis also is President, CHB, Managing Director of subsidiary Global Technologies SA; and prior thereto from 1990 through 1993 was with Continental Mortgage Bankers of Westbury, New York, involved in financial review of commercial loans and marketing. For approximate-ly six years Mr. Balis was in charge of operations of his family-owned shipping business with a chartered fleet of eight steam ships.

Mary Kinn has been the President and a Director of Charmakin. Ltd. since 1978. She was a student at Washington Square College, New York University and the University of California where she received her community college teacher's training. She was an Associate Professor in allied health technology at Long Beach City College, and is a professional writer, having written textbooks for medical assistants and medical terminology students published by W.B.Saunders Company and Delmar Publications, respectively. She was a founding member and Chairwoman of the California State Certification program for medical assist-ants from 1990-1994, and also held executive officer positions with the Ameri-can Association of Medical Assistants and its California counterpart.

Joe Ortiz has been in casino operations for over 25 years holding various positions.


ITEM 11. EXECUTIVE COMPENSATION

During the prior fiscal year, or interim period, none of the current Directors or Executive Officers of Registrant named above received any cash or other re-muneration for the work performed by them on behalf of Registrant. No salaries were paid, nor cash or stock dividends issued, nor bonuses or commissions paid, nor property transferred, nor did Registrant pay for any insurance benefits or retirements benefits, nor were stock options or other stock rights issued. It is not anticipated that Registrant will pay salaries or other remuneration to any such persons until and unless Registrant derives profits from its oper-ations.

For the fiscal year March 31, 1997, Registrant paid $23,826 to various companies controlled by the former President, Zack Monroe, for administrative expenses, which represents 31% of the total administrative expenses for fiscal 1997.



ITEM 12.  SECURITY OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


The following tabulation indicates all shareholders known to Registrant to be the beneficial owners of more than 5% of Registrants Common Stock as of the date hereof.
____________________________________________________________________________

(1) Title of Class	(2) Name and address  (3) Amount and nature    (4) Percent
               			  of beneficial owner   of beneficial ownership    of Class

_____________________________________________________________________________

Common Stock         Dorothy N. Monroe		       3,589,000              17.9%
                  			5534 Topaz Street
                  			Las Vegas, NV 89120.


Common Stock	        George Balis             11,900,000		            59%
                     325 S. 3rd St. #1-300
                  			Las Vegas, NV 89101


Notes:
 Zack C. Monroe died July 25, 1997, while still a Director and Executive Officer of Registrant. The Estate of Zack C. Monroe, together with his wife and certain corporations controlled by him were the beneficial owners of an aggregate of 13,934,000 shares of Registrant's Common Stock. Following Mr. Monroe's death, 10,345,000 of said shares were transferred to George Balis, Registrant's current Chief Executive Officer based upon Mr Monroe's default of certain agreements between the parties.

As of February 11,1998, the shares of Registrant's Common Stock beneficially owned by Registrant's Directors and Executive Officers, and of all directors and officers as a group, is indicated in the following tabulation:

____________________________________________________________________________

(1) Title of Class	(2) Name and address (3) Amount and nature	   (4) Percent
            			     of beneficial owner  of beneficial ownership  of Class

____________________________________________________________________________
Common Stock	          George Balis		          	  11,900,000	        59%
                       101 Convention Dr. #845
                    			Las Vegas, NV 89109

Common Stock          	Mary Kinn		                    35,550 	      .17%
                    			Same address

Common Stock           Joe Ortiz                      24,800        .12%
                      	Same address		                _______	     _______


Note:
(1) Mr. Balis owns beneficially an aggregate of 11,900,000 shares of Regis-trant's common Stock held as follows:

Name         					    	    Shares
George Balis	     						   11,900,000



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There has been no transaction, or series of similar transactions, since the beginning of Registrant's last fiscal year, or any currently proposed trans-action, or series of similar transactions, to which Registrant or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000, and in which any Director or Officer has had any direct or indirect material interest.


                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

The following documents are filed as part of this report:

 (a).The following consolidated financial statements of American Industries, Ltd. and subsidiary are included:

       Independent Auditor's Report					                F-1
       Consolidated Balance Sheets					                 F-2
       Consolidated Statements of Shareholders' Equity		F-3
       Consolidated Statement of Operations				         F-4
       Consolidated Statement of Cash Flow				          F-5
       Notes to the Consolidated Statements		           F-6 THRU F-8


 (b). Reports on Form 8-K
      No reports on Form 8-K were filed during the Registrant's fiscal year ending March 31, 1997.


                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     American Industries, Ltd.

                                     By: s/ George Balis
                      					       	  George Balis, President/Director/CEO/CFO

					                                February 11,1998
                                     (date)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the regis-trant and in the capacities and on the dates indicated.



                             						By: s/ George Balis
					                             	George Balis, Director and President



                             						By: s/ Mary Kinn
                                   Mary Kinn, Director and Secretary



                                   By: s/ Joe Ortiz
                                  	Joe Ortiz, Director and Treasurer


                             						February 11, 1998
                    					          (Date)






                            BARRY L. FRIEDMAN, P.C.
                         Certified public accountant
                             1582 Tulita Drive
                          Las Vegas, Nevada 89123
                               (702) 361-8414



                         INDEPENDENT AUDITOR'S REPORT




To the Board of Directors,
American Industries, Ltd.
Las Vegas, Nevada

     I have audited the accompanying consolidated balance sheets of American Industries, Ltd. and its subsidiary as of March 31, 1997 and 1996, and the accompanying statements of stockholders' equity, operations and cash flows for the three years ended March 31, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

    	I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of mat-erial misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant esti-mates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Industries, Ltd. as of March 31, 1997 and 1996, the results of operations and cash flows for the three years ended March 31, 1997 in conformity with general-ly accepted accounting principles.



                                        s/ Barry L. Friedman
                                        Certified Public Accountant


May 2, 1997
Revised January 24, 1998, see Note 7


                                     (F-1)







                          American Industries, Ltd.
                         Consolidated Balance Sheets
                        as of March 31, 1997 and 1996


                                            31-MAR             31-MAR
                                              1997               1996

                               Assets


Cash                                        23,050             23,371
Notes Receivable                             3,827              7,420

     Total Current Assets                   26,877             30,791

Equipment (net of depreciation)              3,347              3,347

Investment Assets                       61,134,822         61,089,822

     Total Assets                       61,165,046         61,123,960

                             Liabilities

Payables                                     9,932              1,842

    Total Current Liabilities                9,932              1,842


                          Stockholder's Equity

Common Stock
    Authorized stock of 50,000,000
    outstanding 20,000,445 and
    5700 shares, $.10 par value          2,000,615          2,000,240

Additional Paid in Capital              60,033,400         59,958,775

Retained Earnings (Loss)                  (878,901)          (836,897)

    Total Stockholder's Equity          61,155,114         61,122,118

    Total Liabilities and
    Stockholders' Equity                61,165,046         61,123,960



  The accompanying notes are an integral part of these financial statements.

                                   (F-2)







                         American Industries, Ltd.
             Consolidated Statements of Shareholders' Equity
            For the years ended March 31, 1997 ,1996 and 1995



                                               Paid in    Retained
                          Common Stock         Capital    Earnings      Total
                       Stock        Amount

Balance March 31,
1994               19,974,934    1,997,493  59,651,830     (1,774)  61,647,549

Common Stock Sold      25,066        2,507     298,285                 300,792

Adjustment for fiscal
year difference                                             6,922        6,922
Retained Earnings
(Loss)                                                   (684,965)    (684,965)
                        _______________________________________________________

Balance March 31,
1995              20,000,000     2,000,000  59,950,115   (679,817)  61,270,298

Common Stock Sold        445            45       8,660                   8,705
Common Stock
Subscribed             1,950           195                                 195
Retained Earnings(Loss)                                  (157,080)    (157,080)
                       ________________________________________________________

Balance March 31,
1996              20,002,395     2,000,240  59,958,775   (836,897)  61,122,118

Common Stock
Subscribed             3,750           375      74,625                  75,000

Retained Earning(Loss)                                    (42,004)     (42,004)
                       ________________________________________________________

Balance March 31,
1997              20,006,145     2,000,615  60,033,400   (878,901)  61,155,114





  The accompanying notes are an integral part of these financial statements.

                    					        (F-3)






                         American Industries, Ltd.
                   Consolidated Statements of Operations
                    for three years ended March 31, 1997



                                           Years Ended March 31,
                                  1997               1996             1995

Revenue
    Revenue from Contacts
    and Services                33,000              1,609              504
    Interest Income             12,000              1,080

    Total Revenue               45,000              2,689              504

Expenses
    General and
    Administrative              78,914            157,969          685,469
    Interest Expense             8,090              1,800

    Total Operating
    Expenses                    87,004            159,769          685,469


Income from Operations         (42,004)          (157,080)        (684,965)

Provision for Income
     Taxes                           0                  0                0

Net Income (Loss)              (42,004)          (157,080)        (684,965)
                       ______________________________________________________

Earnings per Common Share        (0.00)             (0.01)           (0.03)

Weighted Average Common
Shares Outstanding          20,000,445         20,000,445       20,000,000





  The accompanying notes are an integral part of these financial statements.

                        			      (F-4)







                         American Industries, Ltd.
                    Consolidated Statement of Cash Flow
                  for the three years ended March 31, 1997



                                           Years Ended March 31,
                                     1997             1996              1995

Cash Provided by Operations

   Net Income (Loss)              (42,004)        (157,080)         (684,965)

   Adjustments


   Change in Interest Receivable
   Change in Notes Receivable       3,593           (5,578)
   Change in Payables               8,090

   Cash from Operations           (30,321)        (162,658)         (684,965)

Investing Activities
   Increase and Decrease in
   Investments                    (45,000)          (5,000)          511,727

   Cash Used in Investing         (45,000)          (5,000)          511,727

Financing Activities
   Sales of Stock                  75,000           63,123           294,821

Net Change in Cash                   (321)        (104,535)          121,583

Beginning Cash                     23,371          127,906             6,323

Ending Cash                        23,050           23,371           127,906






  The accompanying notes are an integral part of these financial statements.

                      					     (F-5)






               				     American Industries, Ltd.
                   Notes to the Consolidated Statements





Note 1		The Company and Summary of Significant Accounting Policies

	The Company is a holding company organized under the laws of Nevada in 1919.
The Company`s subsidiary, Global Technologies S.A.  was organized as a European
Company under the laws of the Grand Duche of Luxembourg.  The consolidated fin-
ancial statements have been prepared in conformity with generally accepted ac-
counting principles applicable in the United States of America and are stated
in United States dollars.

Principals of Consolidation
	The consolidated financial statements include the accounts of the company and its subsidiary.  All significant intercompany accounts and transactions have been eliminated.

	Investments in other companies where ownership is less than 20 % are carried on the balance sheet using the cost method of accounting.

Foreign Currency Translation
 	The Company translates foreign assets and liabilities of its subsidiary at the company's historical rate of exchange $33.18 per LUF established at the time of acquisition of Global Technologies S.A.

Earnings Per Share
	Earnings per share is computed on the weighted average number of shares out-
standing during the year.

Note 2		Acquisitions

	Global Technologies S.A. under acquisition agreement became a subsidiary of the company. Initially the authorized capital of the Luxembourg company was
500,000 shares of stock at 1000 Francs per share, 120,000 shares are issued and outstanding, fully paid and non assessable, with capital reserve in gem investments. By decision of an extraordinary general meeting of shareholders held December 29, 1995 the authorized capital of global technologies S.A. has been reduced to 500,000 shares of stock at 250 LUF per share. 120,000 shares are still issued and outstanding, fully paid and non-assessable. The decision to reduce the authorized capital was made to reduce taxes and other expenses in Luxembourg. Global technologies S.A. operates under the status of a holding company under Luxembourg Law with the use of financial assets with historical perpetual value operating in conformity with the Grand Duche of Luxembourg
Decree of December 17, 1938. Global Technologies S.A. registered as a profes-
sional business, Financial Investment ,International Mergers ,International
Acquisitions,International Portfolio Management as set forth in notes to financial statements contained herein.


                     					      (F-6)




Note 3		Investments

		Investment in Stock.

	The company has stock investments of $50,000 in Nevada corporations. Invest-
ments in these companies where ownership is less than 20 % is carried on the balance sheet using the cost method of accounting for investments.

		Investments Gems

	The Company has listed under Investments investment quality gems,(emeralds, sapphires and rubies).  These gems are owned by the Company's wholly owned subsidiary, Global Technologies. The value of the gems was recorded at the current value when the Company purchased Global Technologies in 1993. At that point the gems were valued and that value was calculated into the purchase price of the subsidiary Global, utilizing purchase accounting.
Periodically the gems are reappraised to assure management that the value placed on this investment is correct. Most recently, an appraisal was completed by Mr. Marco Vesters.
Certified Gemmologist,member of The Gemmological Association of Great Britain.

	The gems are physically located in a bank vault in Las Vegas, Nevada. The Company's subsidiary Global Technologies plans to utilize these assets to est-ablish a relationship with a correspondent bank in Europe. With this relation-ship Global plans to issue letters of credit and other services for European companies that wish to export.

Note 4		Receivables

Contract receivables

	The registrant currently has one Investment Banker Agreements/Management Service Contracts with a Nevada corporation. The one contract is for $100,000 with interest to be made every six months or annually at 12% interest per annum. Interest is being accrued and shown as accrued interest receivable on the company's consolidated financial statements.

Convertible Notes Receivables

	Notes purchased by stockholders of record in denominations of $1,000, $5,000 and $10,000 to purchase and /or reserve legend shares of common stock. Notes are due to be converted within two years at $20 to $25 per share. Currently there are 5,700 shares of legend securities held in a reserve account by Reg-
istrant's Transfer Agent for the conversion of Convertible notes.

The number of stockholders will not change as a result of reserved shares to be converted, purchased by shareholders of record.



                    					      (F-7)





Note 5		Accounts Payable and Accrued Expenses

                          	   	  							1997		             1996

Account payable       						           $9890              $1800
Accrued interest payable	                 42                 42
                                      $9,932             $1,842


Note 6		Provision for Income Taxes

	The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements. No benefit is booked for the Net Operating Loss carry forward.

   	Change in Deferred Tax plus Valuation Account             	0

   	Current Taxes Payable                                     	0

   	Provision for Income Taxes                                	0

Note 7 	Revision of Financial Statements

	The registrant has made revisions to the financial statements to make them more readable. The several "additional paid in capital" accounts have been combined. The deferred revenue and contracts receivable (netting to zero) has been pulled off the balance sheet. The statement of cash flow has been recat-egorized to better reflect the activity of the company.

	In addition the registrant had four contracts to perform services for four corporations. These contracts have been reversed with the corresponding con-tract income and interest income. The net effect of these revisions is to re-duce the net income from a positive $235,996 to a negative $42,004.

Note 8 		Subsequent Events

 The Company's president, Zack Monroe, died on July 25, 1997. This has caused the services of the Company to be temporarily slowed. Mr. George Balis, the then vice president, was subsequently elected as President.

Note 9. 	Leases

	The Company has a three year lease with its offices in Las Vegas, NV for $6,000 per year.
		                      1998	         1999	          2000

Office Lease          	6,000	        6,000	         6,000

The Company has a contract office in Europe paid on a month to month basis.


                                (F-8)










4

9


10
4


11