Form 10-Q/A
period 1997-06-30
AMERICAN INDUSTRIES LTD
filed 1998-05-04
CIK 276298

                        UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QA



        Quarterly Report Under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

       For the quarterly period ended June 30, 1997

              Commission file Number     0-8730

                   AMERICAN INDUSTRIES, LTD.
                       (Registrant)


     Nevada                            88-119436
 (State of Incorporation)           (I.R.S. Employer
                                     Identification No.)



Bank of America Center                 89109
101 Convention Center Drive           (Zip Code)
Suite 1212
Las Vegas Nevada
(Address of Principal Executive Offices)

Bank of America Center
101 Convention Center Drive
Suite 845
Las Vegas, Nevada  89109  (previous address)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  _X_  No ___


As of March 31, 1998, there were 20,276,311 shares of common stock outstanding.



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Financial statements are attached at the end of the 10-QA.


Item 2. Management's Discussion and Analysis of Financial condition and Operating Results

          Results of Operations-Quarter Ended

During the quarter the Company had no income.  The quarter ended June
30, 1996, showed no income also. The company President, Mr. Zack Monroe, passed away on July 25, 1997. Since the illness and death of Mr. Monroe, the Company's income stream was negatively affected. It did not have income during the second quarter of the fiscal year ended March 31, 1998.

General administrative expenses decreased from the previous year's quarter. These expenses represent bare bones administrative costs.

          Liquidity and Capital Resources

As mentioned above, the Company has no income. The Company's newly elected Chief Executive Officer, George Balis, is in the process of identifying the income sources. The lack of income production has put the Company into a negative cash flow position. Currently, any shortfall in the company's administrative and operating expenses are beig paid by George Balis and Mary Kinn, two shareholders. The investments listed on the balance sheet are not liquid and will provide no immediate relief from the negative cash flow. Mr. Balis is working on hiring new staff and revitalizing the revenue stream. His efforts are being hampered by shortage of operating capital and, therefore, there are no assurances that Mr. Balis' efforts will prove successful.



The remainder of this page is intentionally blank.


                         SIGNATURE


Pursuant to the requirements of the Securites and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                                        AMERICAN INDUSTRIES, LTD.
                                        Registrant



                                        _________________________

                                        /SS/ George Balis, President
                                        (Chief Accounting Officer)


Date:  May 4, 1998





The remainder of this page is intentionally blank.




                      AMERICAN INDUSTRIES, LTD.

                    CONSOLIDATED BALANCE SHEETS
                             (unaudited)
               as of June 30, 1997 and March 31, 1997

                                   6/30/97               3/31/97

                     ASSETS
Cash                                11,622               23,050
Receivables                          3,827                3,827
                                    ______               ______

Total Current Assets                15,449               26,877


Equipment                            3,347                3,347

Investments                     61,134,822           61,134,822
                                __________           __________

Total Assets                    61,153,618           61,165,046
                                __________           __________
                                __________           __________

                 LIABILITIES

Accounts Payable                    14,932                9,932
                               ___________           __________

Total Liabilities                   14,932                9,932
                               ___________           __________


                STOCKHOLDERS' EQUITY

Common Stock, authorized        2,000,615             2,000,615
50,000,000 shares,
20,006,150 shares outstanding
par value $.10

Paid in Capital                60,033,400            60,033,400

Retained Earnings (loss)        (895,329)              (878,901)
                               __________            __________

Total Stockholders' Equity     61,138,686            61,155,114
                               __________            __________
Total Liabilities and
Stockholders' Equity           61,153,618            61,165,046
                               __________            __________
                               __________            __________


[FN]

The above statement is unaudited and is prepared by management


                        AMERICAN INDUSTRIES, LTD.

                  CONSOLIDATED STATEMENTS OF OPERATIONS
          for the three months ended June 30, 1997 and 1996

                                     3 mth              6 mth
                                     ended              ended
                                    6/30/97            6/30/96


Revenue                               -                 45,000
                                 _________             _______
General and Administrative
Expenses                           16,428               27,528
                                 _________             _______

Net Income (Loss) before Taxes    (16,428)              17,472

Provision for Income Taxes            -                    -
                                 _________             _______

Net Income (Loss)                 (16,428)              17,472
                                 _________             _______
                                 _________             _______

Earnings per Common Share            a                    a
                                 _________             _______

Weighted Average Number
of Shares Outstanding           20,006,150          20,006,150
                                __________          __________


a  less than $.01



[FN]

The above statement is unaudited and is prepared by management




                         AMERICAN INDUSTRIES, LTD.

                  CONSOLIDATED STATEMENTS OF CASH FLOW
                               (unaudited)
           for the three months ended June 30, 1997 and 1996



                                             3 mths        3 mths
                                             ended         ended
                                             6/30/97       6/30/96

Cash from Operations

Net Income (Loss)                            (16,428)      17,472

Change in Receivables                           -            -
Change in Payables                             5,000         -
                                             ________      ______

Net Cash from Operations                     (11,428)      17,472
                                             ________      ______

Cash used for Investments                       -            -
                                             ________     _______

Cash from Investments                           -            -
                                             ________     _______

Net Change in Cash                           (11,428)     17,472


Beginning Cash Balance                        23,050      23,371
                                            _________    ________

Ending Cash Balance                           11,622      40,843
                                           __________    ________

[FN]


The above statement is unaudited and is prepared by management



                        AMERICAN INDUSTRIES, LTD.

                     NOTES TO FINANCIAL STATEMENTS




Note 1. General and Accounting Policies

American Industries, Ltd. (the Company) was originally organized December 26, 1919 in Nevada. The company has one wholly owned subsidiary Global Technologies S.A. Global Technologies was organized in Europe in the country of Luxembourg. In 1993 the company purchased Global Technologies from its previous owner. The purchase was done using purchase accounting. Notwithstanding the use of purchase accounting, at the time of the merger in 1993, the book value of Global's assets was equal to the fair market value of the assets. At the time of the merger appraisals were obtained to verify value. Subsequently, these appraisals have been updated.

Management feels that these statements correctly reflect the financial condition and operations of the company for the period stated.

Principles of Consolidation

The consolidated financial statements include the companies of American Industries, Ltd. and its wholly owned subsidiary Global Technologies, S.A. All significant intercompany transactions have been eliminated.

Earnings per Share

Earnings per share is computed on the weighted average number of common shares outstanding during the year.
