Form 10-Q/A
period 1997-09-30
AMERICAN INDUSTRIES LTD
filed 1998-05-04
CIK 276298

                        UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QA



        Quarterly Report Under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

       For the quarterly period ended September 30, 1997

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

          Results of Operations-Quarter Ended

During the quarter the Company had no income. The quarter ended September 30, 1996, showed no income also. The company President, Mr. Zack Monroe, passed away on July 25, 1997. Since the illness and death of Mr. Monroe, the Company's income stream was negatively affected. It did not have income during the second quarter of the fiscal year ended March 31, 1998.

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




                      AMERICAN INDUSTRIES, LTD.

                    CONSOLIDATED BALANCE SHEETS
                             (unaudited)
             as of September 30, 1997 and March 31, 1997

                                   9/30/97               3/31/97

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
                               __________            __________
                               __________            __________


[FN]

The above statement is unaudited and is prepared by management


                        AMERICAN INDUSTRIES, LTD.

                  CONSOLIDATED STATEMENTS OF OPERATIONS
          for the three months ended September 30, 1997 and 1996
           and the six months ended September 30, 1997 and 1996

                                     3 mth     3 mth    6 mth    6 mth
                                     ended     ended    ended    ended
                                    9/30/97   9/30/96   9/30/97  9/30/96


Revenue                               -          -        -      45,000
                                 _________   ________  ______   _______
General and Administrative
Expenses                              -       25,202   16,428    52,730
                                 _________   ________  ______   _______

Net Income (Loss) before Taxes        -      (25,202) (16,428)   (7,730)

Provision for Income Taxes            -        -          -        -
                                 _________   ________  ______   _______

Net Income (Loss)                     -      (25,202)  (16,428) (7,730)
                                 _________   ________  _______  _______
                                 _________   ________  _______  _______

Earnings per Common Share            a          a         a        a
                                 _________   ________  _______  _______

Weighted Average Number
of Shares Outstanding         20,006,150   20,006,150 20,006,150  20,006,150
                              __________   __________ __________  __________


a  less than $.01



[FN]

The above statement is unaudited and is prepared by management




                         AMERICAN INDUSTRIES, LTD.

                  CONSOLIDATED STATEMENTS OF CASH FLOW
                               (unaudited)
          for the six months ended September 30, 1997 and 1996



                                             6 mths        6 mths
                                             ended         ended
                                             9/30/97       9/30/96

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