Form 10-Q
period 1997-12-31
AMERICAN INDUSTRIES LTD
filed 1998-05-04
CIK 276298

                        UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q



        Quarterly Report Under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

       For the quarterly period ended December 31, 1997

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



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Financial statements are attached at the end of the 10-Q.


Item 2. Management's Discussion and Analysis of Financial condition and Operating Results

          Results of Operations-Quarter Ended

During the quarter the Company had no income. The quarter ended December 31, 1996, showed no income also. The company President, Mr. Zack Monroe, passed away on July 25, 1997. Since the illness and death of Mr. Monroe, the Company's income stream was negatively affected. It did not have income during the second quarter of the fiscal year ended March 31, 1998.

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




                      AMERICAN INDUSTRIES, LTD.

                    CONSOLIDATED BALANCE SHEETS
                             (unaudited)
             as of December 31, 1997 and March 31, 1997

                                   12/31/97               3/31/97

                     ASSETS
Cash                                13,909               23,050
Receivables                          1,540                3,827
                                    ______               ______

Total Current Assets                15,449               26,877


Equipment                            3,347                3,347

Investments                     61,134,822           61,134,822
                                __________           __________

Total Assets                    61,153,618           61,165,046
                                __________           __________
                                __________           __________

                 LIABILITIES

Accounts Payable                    14,932                9,932
                               ___________           __________

Total Liabilities                   14,932                9,932
                               ___________           __________


                STOCKHOLDERS' EQUITY

Common Stock, authorized        2,000,615             2,000,615
50,000,000 shares,
20,006,150 shares outstanding
par value $.10

Paid in Capital                60,033,400            60,033,400

Retained Earnings (loss)        (895,329)              (878,901)
                               __________            __________

Total Stockholders' Equity     61,138,686            61,155,114
                               __________            __________
Total Liabilities and
Stockholders' Equity           61,153,618            61,165,046
                               __________            __________
                               __________            __________


[FN]

The above statement is unaudited and is prepared by management


                        AMERICAN INDUSTRIES, LTD.

                  CONSOLIDATED STATEMENTS OF OPERATIONS
          for the three months ended December 31, 1997 and 1996
           and the nine months ended December 31, 1997 and 1996

                                     3 mth     3 mth    9 mth    9 mth
                                     ended     ended    ended    ended
                                   12/31/97  12/31/96  12/31/97 12/31/96


Revenue                               -          -        -      45,000
                                 _________   ________  ______   _______
General and Administrative
Expenses                              -       16,659   16,428    69,388
                                 _________   ________  ______   _______

Net Income (Loss) before Taxes        -      (16,659) (16,428)  (24,388)

Provision for Income Taxes            -        -          -        -
                                 _________   ________  ______   _______

Net Income (Loss)                     -      (16,659) (16,428)  (24,388)
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



[FN]

The above statement is unaudited and is prepared by management




                         AMERICAN INDUSTRIES, LTD.

                  CONSOLIDATED STATEMENTS OF CASH FLOW
                               (unaudited)
          for the nine months ended December 31, 1997 and 1996



                                             9 mths        9 mths
                                             ended         ended
                                            12/31/97      12/31/96

Cash from Operations

Net Income (Loss)                            (16,428)      (24,388)

Change in Receivables                          2,287         2,563
Change in Payables                             5,000        14,607
                                             ________      ________

Net Cash from Operations                     (9,141)        (7,218)
                                             ________      ________

Cash used for Investments                       -            -
                                             ________     _________

Cash from Investments                           -            -
                                             ________     _________

Net Change in Cash                           (9,141)        (7,218)


Beginning Cash Balance                        23,050         23,371
                                            _________    ___________

Ending Cash Balance                           13,909         16,153
                                           __________    ___________

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