Form 10-K
period 1998-03-31
AMERICAN INDUSTRIES LTD
filed 1998-07-21
CIK 276298

                      AMERICAN INDUSTRIES, LTD.
                 101 Convention Center Dr., Suite 845
			                     Las Vegas, NV  89109.






       July 17, 1998




Securities and Exchange Commission
Washington, DC  20549.


Gentlemen:

Persuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-K for the period ending March 31, 1998.


Sincerely,

AMERICAN INDUSTRIES, LTD.

/SS/ George Balis, President





                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended March 31, 1998


                        Commission File No. 0-8730

                      AMERICAN INDUSTRIES, LTD.
                             REGISTRANT
        State of Incorporation							IRS Employer Identification No.

                 Nevada						 	     		88-110436

   Address of Principal Executive Office					     	Zip Code

   Bank of America Center             	            89109
   101 Convention Center Drive, Suite 1212
   Las, Vegas, Nevada

 Registrant's Telephone Number

 (702) 386-2633

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on which registered:

		NONE					            		         NONE

Securities registered pursuant to 12 (g) of the Act:

Title of each class
Common Stock, $.10 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under
a plan confirmed by a court.   Yes    No

 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
20,006,586 shares commons tock, par value $.10 per share
                 DOCUMENTS INCORPORATED BY REFERENCE

                           NONE


Commission File No. 0-8730



FORM 10-K ANNUAL REPORT
AMERICAN INDUSTRIES, LTD.

PART  I

ITEM 1. BUSINESS

	American Industries, Ltd. ("Registrant" or "Company") was incorporated in Nevada on December 26, 1919, as Toquima Stores Company engaged in the business of operating a general store. The name was changed successfully to American Resources, Inc., American Health Service, Inc., G.W.Hume Industries, Inc., and on July 18, 1972, to American Industries, Ltd. It was not until 1978 that Registrant came under the jurisdiction of the federal Securities Act of 1933 and the Exchange Act of 1934, and registered its shares by filing Form
10, having by that time acquired the requisite number of shareholders and capital assets making compliance mandatory under the regulatory Acts.
Prior to that time, Registrant was exempt from the federal securities regulatory requirements.

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

On July 25,1997, Zack Monroe, Chairman of the Board of Directors, President, Chief Executive Officer and Registrant's principal shareholder passed away. Mr. Monroe had been Registrant's Chief Executive Officer since 1970.


George Balis, a Director and Vice President, owning approximately 59% (as of this report date) of Registrants issued and outstanding shares of Common Stock became the Company's Chief Executive Officer.

Resident's future plan is to concentrate its efforts to establish and provide a business consulting service to American and European companies from its Las Vegas offices, and to establish and provide a business consulting service in conjunction with but subordinate to, its main objective of locating and acquiring interests in companies with proprietary products or service companies with significant income streams to support the plans of management. These plans include locating investment opportunities which fully utilize Registrant's principal asset, an inventory of uncut gemstones (emeralds, rubies and sapphires) acquired by Registrant when it merged with Global Technologies, S.A. ("Global") on May 27, 1993.

There can be no assurances that Registrant's future plans are feasible or that they can be achieved given the fact that past endevors of management to establish a pattern of business consistant with its foregoing objectives has not met with success, and to date no mergers or acquisitions have been successfully consummated, and Registrant remains without any source of revenue.

The Articles of Incorporation for Global Technologies, SA were issued by the Grand Duche of Luxembourg, Identification Number 1989-40-00735. At the time of the merger, all of Global's issued and outstanding shares of common stock were exchanged for 11,900,000 shares of Registrant's $.10 par value Common Stock. At that time Registrant then had issued and outstanding an aggregate of 20,000,445 shares of Common Stock. The sole shareholder of Global, George Balis, received approximately 59% of Registrant's outstanding Common Stock. The merger was intended as a tax-free reorganization pursuant to Section 368 of the Internal Revenue Code.

By independent appraisal, Global's gemstones at the time of merger were deemed to have a fair market value in excess of $60,000,000, as uncut stones in their natural state. It is not Registrant's intention to cut, polish and market its inventory of gemstones, nor to engage in the wholesale or retail jewelry business. Instead Registrant intends to hold the entire cache of uncut stones as a perennial source of reserve capital, and to utilize the gemstones as collateral security for foreign and domestic companies requiring a source of credit enhancement. The laws of Luxembourg permit holding companies such as Global to utilize a 10:1 ratio uponthe issuance of bonds and a 3:1 ratio upon the issuance on commercial paper (notes) against capital reserves.

Management has seen a constant need in the commercial market for sources that can guarantee loans or guarantee banks issuing letters of credit for companies seeking to borrow capital through regular banking channels or other institutional lenders. The business intended to be carried on by Registrant is very competitive on both continents. There are myriad private and public companies engaged in the same business as Registrant, and most have financial resources far greater than that of the Registrant, with a history of providing such services. Also, the nature of the type of business intended by Registrant requires that the Company be constantly on the alert for fraudulent schemes as financially troubled borrowers may be desperate to find sources of credit enhancement. Accordingly, Registrant must expend significant time and money to investigate potential clients.

(/PAGE)
(PAGE)
Additionally, Registrant plans to act as a "finder" in seeking out European sources of capital for private and public companies located in the United States utilizing both private and institutional European lenders, as well as European stock brokers to buy, sell and trade Registrant's securities in the foreign market to foreign nationals, as and when a trading market in the United States can be established for Registrant's securities. There can be no assurances that management's plans will or can be achieved.

At the time of the merger with Global, to the present date, neither Registrant ] nor Global has had sufficient operating revenues to fulfill combined cash flow needs of both companies. As a consequence, both companies have required direct financial aid from Registrant's controlling stockholders. Presently, Registrant has no income.

Registrant has no full time employees receiving a salary.Registrant's offices since February, 1998, have been located at Bank of America Center, Suite 1212, 101 Convention Center Drive, Las Vegas, Nevada, 89109, telephone number
(702) 944-1388.

ITEM 2.  PROPERTIES

Registrant's administrative offices are in Las Vegas, Nevada, which also contains the United States offices of Global. Neither Registrant nor Global
owns any real estate here or abroad.   Registrant's administrative offices
contain approximately 500 square feet at an monthly rental of $500, pursuant to a month-to-month sub-lease with an affiliated Company owned by one of Registrant's directors. Global also maintains small, unattended office in Athens, Greece on a month-to-month basis.

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


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


ITEM 6.  SELECTED FINANCIAL DATA

SUMMARY OF FINANCIAL DATA FOR THE FOLLOWING YEAR:

        Year Ended March 31

		                   1998          1997           1996          1995
Net Income			     $<103,449>     (42,004)      (157,080)      (684,965)

Earnings/Common Share	$<.01>           0              0          (.03)

Total Assets		 	$61,098,648    61,165,046     61,123,960     61,216,075

Long-Term Debt			        $0            0        	     0              0

Total
Stockholder Equity $61,061,093    61,155,114     61,178,368     61,216,075

Cash Dividends Declared
Per Common Share      	   0            0              0              0

(Detailed audited financial statements are reported herein beginning on page 11, Exhibit F-1.)



ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Company's source of revenue for the years ended March 31, 1997 and 1996 was the performance of financial and accounting services for small companies. It also received interest income. During the current year ended March 31, 1998, the Company had no income.

LIQUIDITY

The Company's President, Zack Monroe, passed away on July 25, 1997. Since that time, the Company has had very little income or cash receipts. The then Vice President, George Balis, was subsequently appointed as President. The lack of income production has put the Company into a negative cash flow position. Currently the overhead bills are paid by the President and board members.

CAPITAL RESOURCES

As explained above, the Company has no current cash resources. The investments listed on the balance sheet are not liquid and will provide no immediate relief from the negative cash flow.

RESULTS OF OPERATIONS

The statements show very little revenue from services related activities for the years ended March 31, 997 and 1996, $45,000 for 1997 and $2,689 for 1996.
These amounts reflect the efforts of the then President, Zack Monroe, to service the existing client base, approximately 75 clients. Since the death of Mr. Monroe, this income stream has dropped off substantially. Not only did the President pass away, but also the Company's staff, which supported the client services,has left the employment of the Company. During the year just ended March 31, 1998 the Company had no revenue. Unless the current client base can be serviced adequately and promptly it is expected that the Company's clients will seek another provider for their financial services. The current President has made efforts to hire staff to regain some of the service revenue that was generated in previous years. His efforts are being hampered by the lack of cash currently in the Company. No assurances can be made that the President's efforts will prove successful. No assurances can be made that the Company will ever have operations again.

ITEM 8.  FINANCIAL STATEMENTS

	1.  Independent Auditor's Report of Barry L. Friedman, CPA

 2.	  American Industries, Ltd.
   		Consolidated Balance Sheets as of March 31, 1998 and 1997

	3	   American Industries, Ltd.
		    Consolidated Statements of Shareholders' Equity for the years Ended March 31, 1998

 4.  	American Industries, Ltd.
	    	Consolidated Statement of Operations for the three years ended March 31, 1998

 5.	  American Industries, Ltd.
		    Consolidated Statement of Cash Flow for the three years ended
		    March 31, 1998

 6.	  American Industries, Ltd.
		    Notes to the Consolidated Statements


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


George Balis had served as a Director, Vice-president, and Assistant Secretary-Treasurer of Registrant from 1993 until the death of its former President
Zack C. Monroe, on July 25, 1997. Mr. Balis was elected to the positions of Chairman of the Board, President and Chief Executive Officer at the annual Meeting of the Stockholders held on September 15, 1997. Mr. Balis also is President, CHB, Managing Director of subsidiary Global Technologies SA; and prior thereto from 1990 through 1993 was with Continental Mortgage Bankers of Westbury, New York, involved in financial review of commercial loans and marketing. For approximately six years Mr. Balis was in charge of operations of his family-owned shipping business with a chartered fleet of eight steam ships.

Mary Kinn has been the President and a Director of Charmakin. Ltd. since
1978. She was a student at Washington Square College, New York University and the University of California where she received her community college teacher's training. She was an Associate Professor in allied health technology at Long Beach City College, and is a professional writer, having written textbooks for medical assistants and medical terminology students published by W.B.Saunders Company and Delmar Publications, respectively. She was a founding member and Chairwoman of the California State Certification program for medical assistants from 1990-1194, and also held executive officer positions with the American Association of Medical Assistants and its California counterpart.


Joe Ortiz has been a casino operator for over 25 years in various positions.


ITEM 11. EXECUTIVE COMPENSATION

During the prior fiscal year, or interim period, none of the current Directors or Executive Officers of Registrant named above received any cash or other remuneration for the work performed by them on behalf of Registrant. No salaries were paid, nor cash or stock dividends issued, nor bonuses or commissions paid, nor property transferred, nor did Registrant pay for any insurance benefits or retirements benefits, nor were stock options or other stock rights issued. It is not anticipated that Registrant will pay salaries or other remuneration to any such persons until and unless Registrant derives profits from its operations.

For the fiscal year March 31, 1998, Registrant paid $23,826 to various companies controlled by the former President, Zack Monroe, for administrative expenses, which represents 31% of the total administrative expenses for fiscal 1998



ITEM 12.  SECURITY OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following tabulation indicates all shareholders known to Registrant to be the beneficial owners of more than 5% of Registrants Common Stock as of the date hereof.

__________________________________________________________________
(1) Title of Class	   (2) Name and address   (3) Amount and nature	 (4) Percent
			                    of beneficial owner   of beneficial ownership   of Class

__________________________________________________________________

Common Stock           Dorothy N. Monroe		     2,697,161              13.5%
                			    5534 Topaz Street
                			    Las Vegas, NV 89120.


Common Stock           George Balis          11,900,000              	59.5%
                       325 S. 3rd St. #1-300
			                    Las Vegas, NV 89101
Notes:

Zack C. Monroe died July 25, 1997, while still a Director and Executive Officer of Registrant. The Estate of Zack C. Monroe, together with his wife and certain corporations controlled by him were the beneficial owners of an aggregate of 13,042,161 shares of Registrant's Common Stock. Following Mr. Monroe's death, 10,345,000 of said shares were transferred to George Balis, Registrant's current Chief Executive Officer based upon Mr Monroe's default of certain agreements between the parties.


As of February 11, 1998, the shares of Registrant's Common Stock beneficially owned by Registrant's Directors and Executive Officers, and of all directors and officers as a group, is indicated in the following tabulation:
__________________________________________________________________
(1) Title of Class	(2) Name and address   (3) Amount and nature	  (4) Percent
			                 of beneficial owner   of beneficial ownership    of Class

__________________________________________________________________
Common Stock	       George Balis		  	        11,900,000		             59.5%
                    101 Convention Dr. #1212
			                 Las Vegas, NV 89109

Common Stock	        Mary Kinn		                35,550		             .17%
                  			Same address

Common Stock        Joe Ortiz                   24,800               .12%
                   	Same address		              _______	           _______
TOTAL                                       11,960,350              59.79%


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There has been no transaction, or series of similar transactions, since the beginning of Registrant's last fiscal year, or any currently proposed transaction, or series of similar transactions, to which Registrant or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000, and in which any Director or Officer has had any direct or indirect material interest.


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

      (b). Reports on Form 8-K

The following reports on Form 8-K were filed during the Registrant's fiscal year ending March 31, 1998:

1)  Items 1 and 5 Report dated December 19, 1997
2)  Items 1 & 5 Report dated March 31, 1998

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             American Industries, Ltd.

  By:  s/ George Balis_______
      	  George Balis, President/Director/CEO/CFO

					             July 20,1998________



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



						By:  s/ George Balis____________
						George Balis, Director and President



						By    s/  Mary Kinn____________
            Mary Kinn,  Director and Secretary



     By:    s/   Joe Ortiz______________
	           Joe Ortiz, Director and Treasurer


						July 20, 1998_____________



BARRY L. FRIEDMAN, P.C.
Certified public accountant
1582 Tulita Drive
Las Vegas, Nevada 89123
(702) 361-8414



INDEPENDENT AUDITOR'S REPORT


To the Board of Directors,
American Industries, Ltd.
Las Vegas, Nevada

I have audited the accompanying consolidated balance sheets of American Industries, Ltd. and its subsidiary as of March 31, 1998 and 1997, and the accompanying statements of stockholders' equity, operations and cash flows for the three years ended March 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Industries, Ltd. as of March 31, 1998 and 1997, the results of operations and cash flows for the three years ended March 31, 1998 in conformity with generally accepted accounting principles.

The statements have been prepared assuming that the Company will continue in existence. The Company currently has no operations, no income and is dependent upon current management to cover administrative expenses with loans to the Company. Management is currently attempting to merge with an operational company. No assurance can be amde that a merger will happen. No assurances can be made that current management will continue to pay for administrative expenses. The debts listed on the balance sheet for March 31, 1998 are all to current management as explained. No adjustments have been made to the financial statements for the liquidation of the assets or debts.

s/ Barry L. Friedman
Certified Public Accountant


July 16, 1998


American Industries, Ltd.
Consolidated Balance Sheets
as of March 31, 1997 and 1996
AMERICAN INDUSTRIES, LTD.

                    CONSOLIDATED BALANCE SHEET

                               MARCH 31, 1998      MARCH 31, 1997

    ASSETS
  Current Assets
  Cash                               $13,826             $23,050
  Notes receivable                      -                  3,827

  Total Current Assets                13,826              26,877

 Equipment (net of depreciation)         -                 3,347

 Investment Assets                 61,084,822         61,134,822


  Total Assets                     61,098,648         61,165,046



               LIABILITIES

Accounts Payable                   37,455               9,932


Total Current Liabilities          37,455               9,932

                STOCKHOLDERS EQUITY

  Common stock
   Authorized 50,000,000 shares
   Issued and outstanding -
   20,006,586 shares
   and 20,006,145 shares respectively
   par value $.1                   2,000,659          2,000,615

  Paid in Capital                 60,042,884         60,033,400

  Retained earnings (loss)          (982,350)         (878,901)

Total Stockholders' Equity        61,061,193         61,155,114

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY              61,098648          61,165,046

                             f-2

The accompanying notes are an integral part of these financial statements.


American Industries, Ltd.
Consolidated Statements of Stockholders' Equity
For the three years ended March 31, 1998


               		       Common      Stock		    Paid in    Retained     Total
	                      	Stock	      Amount     Capital    Earnings

Balance March 31, 1995	 20,000,000 	2,000,000 59,950,115  (679,817)  61,270,298

Common Stock Sold		          2,395        240      8,660                  8,990

Retained Earnings (loss)                                  (157,080)    (157,080)


Balance March 31, 1996  20,002,395	 2,000,240 	59,958,775 (837,897)  61,122,118

Common Stock                 3,750        375      74,625                75,000

Retained Earnings (Loss)					                              (42,004)     (42,004)

Balance March 31, 1997	 20,006,145  2,000,615 	60,033,400  (878,901)  61,155,114

Common Stock                   441         44       9,484                  9,528

Retained Earnings (Loss)					                              (103,449)   (103,449)

Balance March 31, 1998	 20,006,586 	2,000,659  60,042,884  (982,350)  61,061,093


[FN]
The accompanying notes are an integral part of these financial statements.

					         (F-3)


American Industries, Ltd.
Consolidated Statements of Operations
for three years ended March 31, 1998


                                     Six Months Ended March 31,
                                     1998       1997       1996


Revenue

Revenue from Contracts and Services            33,000     1,609
Interest Income                                12,000     1,080

Total Revenue                                  45,000     2,689

Expenses

General & Administrative expenses   16,511     78,914   157,969
Interest Expense                     9,528      8,090     1,800
Professional Services               22,523
Loss on Worthless Securities        50,000
Loss on Worthless Accts. Receivable  1,540
Loss on Disposal of Fixed Assets     3,347

Total Expenses                     103,449     87,004   159,769

Income (loss) before Income Taxes (103,449)   (42,004) (157,080)

Provision for Income Taxes

Net Income (Loss)                 (103,449)   (42,004) (157,080)

Earnings per Common Share            (0.01)     (0.00)    (0.01)

Weighted Avg.
Common Shares Outstanding        20,006,146  20,000,445  20,000,445
                            f-4

The accompanying notes are an integral part of these financial statements.



American Industries, Ltd.
Consolidated Statement of Cash Flow
for the three years ended March 31, 1998



                                                     March 31,
                                             1998       1997      1996

Net Income (Loss)                          (103,449)  (42,004)   (157,080)

Adjustments
Change in Receivables                         3,827     3,593      (5,578)
Change in Payables                           27,523     8,090
Loss of Fixed Assets                          3,347
Loss on Securities                           50,000
Subsidiary Funding                                                 (7,454)


Cash from Operations                         (18,752)  (30,321)   (162,658)

Investing Activities
Decrease in Investments                                (45,000)     (5,000)

Cash Used in Investing                                 (45,000)     (5,000)

Financing Activities
Common Stock Sales                             9,528    75,000      83,123

Cash from Financing                            9,528    75,000      83,123

Net Change in Cash                            (9,224)     (321)   (104,535)

Beginning Cash                                23,050    23,371     127,906

Ending Cash                                   13,826    23,050      23,371




The accompanying notes are an integral part of these financial statements.


American Industries, Ltd.
Notes to the Consolidated Statements

Note 1		The Company and Summary of Significant Accounting Policies

The Company is a holding company organized under the laws of Nevada in 1919. The Company`s subsidiary, Global Technologies S.A. was organized as a European Company under the laws of the Grand Duche of Luxembourg. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles applicable in the United States of America and are stated in United States dollars. The Company's former president, Zack Monroe, died on July 25, 1997. This has caused the services of the Company to be halted. Mr. George Balis, the then Vice President, was subsequently elected as President and has been trying to arrange the continuation of the company.

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

Global Technologies S.A. under acquisition agreement became a subsidiary of the company. Initially the authorized capital of the Luxembourg company was 500,000 shares of stock at 1000 Francs (LUF) per share, 120,000 shares are issued and outstanding, fully paid and non assessable, with capital reserve in gem investments. By decision of a meeting of shareholders held December 29, 1995 the par value of Global Technologies S.A. has been reduced to 250 LUF per share. 120,000 shares are still issued and outstanding, fully paid and non-assessable. The decision to reduce the authorized capital was made to reduce taxes and other expenses in Luxembourg. Global Technologies S.A. operates under the status of a holding company under Luxembourg Law with the use of financial assets with historical perpetual value operating in conformity with the Grand Duche of Luxembourg Decree of December 17, 1938. Global Technologies S.A. registered as a professional business, Financial Investment, International Mergers, International Acquisitions, International Portfolio Management as set forth in notes to financial statements contained herein.

					        (F-6)


Note 3		Investments

		Investment in Stock

The company has stock investments of $50,000 in Nevada corporations as of March 31, 1997 and no investments in shares of stock as of March 31, 1998. Investments in these companies where ownership is less than 20 % is carried on the balance sheet using the cost method of accounting for investments.

		Investments Gems

The Company has listed under Investments investment quality gems, (emeralds and rubies). These stones are uncut. Uncut gems do not fluctuate in value like the cut stones do because of daily market conditions. Their value is more constant. These gems are owned by the Company's wholly owned subsidiary, Global Technol-ogies.The Company purchased Global Technologies in 1993. The historic basis of the gemstone on the books of Global was carried over for the basis of the gemstones once the merger was effected. Purchase accounting was utilized in this merger. Notwithstanding that purchase accounting was utilized as directed by GAAP, the gemstones were not given a step up in basis. That is because their historic basis was approximate to their fair market value at the time of the merger. The gemstones were also appraised. Periodically the gems are reappraised to assure management that the value placed on this investment is correct. Most recently, an appraisal was completed by Mr. Marco Vesters. Certified Gemmologist, member of The Gemmological Association of Great Britain, license number D-7127.

The gems are physically located in a bank vault in Las Vegas, Nevada. The Company's subsidiary Global Technologies plans to utilize these assets to establish a relationship with a correspondent bank in Europe. With this relationship Global plans to issue letters of credit and other services for European companies.

Note 4		Accounts Payable

The accounts payable represent professional fees and other general and administrative expenses that were paid by the President and board members on behalf of the Company.


                                 1998               1997
Account payable 						           $37,455            $9,932


Note 5 Provision for Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

	Change in Deferred Tax plus Valuation Account	0

	Current Taxes Payable	0

	Provision for Income Taxes	0

Note 6 	Leases

	The Company has a three year lease with its offices in Las Vegas, NV for $6,000 per year.
		                  1998	           1999

	Office Lease	      6,000	          6,000

	The Company has an office in Europe paid on a month to month basis.

Note 7  Dependency on President

The current President has been largely responsible for the existence of the Company for the last several months. He has worked to rid the Company of investments and programs that were not profitable. he has infused monies and sought out loans from other principals to pay the Company's administrative expenses. He is also active in pursuing a suitable merger candidate. Without his abilities the Company would have a difficult time continuing in existence.

                                  FORM 8-K

                                                 COMMISSION FILE NUMBER
                                                       0-8730


                          AMERICAN INDUSTRIES, LTD.

ITEM 1  CONSENT OF CHANGE OF REGISTRANT

On March 31, 1998, George Balis, President of Registrant, acquired 3,859,221 shares of Registrant's common stock from Dorothy Monroe, which shares had been held by Zack Monroe (former President) and/or companies controlled by Zack Monroe and/or Dorothy Monroe. Said shares represent 19% of the issued and outstanding shares of registrant.

At the time fo such acquistion, George Balis owned 11,955,000 shares of Registrant's common stock. Accordingly, George Balis currently owns an aggregate of 15,814,221 shares representing 79% of Registrant's issued and outstanding shares. All of said shares will be issued in the name of George Balis, and/or companies owned or controlled by him.



ITEM 5  OTHER EVENTS



This will amend the previously filed report respecting Item 5:

Registrant's new address      Bank of America Center
as of March 31, 1998          101 Convention Center Drive
                              Suite 1212
                              Las Vegas, NV  89109
                              (702) 386-2633

Registrant's old address was  Bank of America Center
                              101 Convention Center Drive
                              Suite 845
                              Las Vegas, NV  89109
                              (702) 386-2633

                      AMERICAN INDUSTRIES, LTD.
                      BANK OF AMERICA CENTER
                      101 CONVENTION CENTER DRIVE
                              SUITE 1212
                      LAS VEGAS, NEVADA  89109

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                  FORM 8-K/A

                                                 COMMISSION FILE NUMBER
                                                       0-8730


                          AMERICAN INDUSTRIES, LTD.

ITEM 1  CHANGES IN CONTROL OF REGISTRANT

On March 31, 1998, Registrant filed its form 8-K indicating (ITEM 1) that George Balis had acquired an additional 3,859,221 shares of Registrant's Common Stock, boosting his ownership to approximately 79% of Registrant's issued and outstanding shares. The transferer renegged on her agreement to transfer shares, and accordingly, George Balis continues to own 11,955,000 shares of Common Stock, equal to approximately 59% of Registrant's issued and outstanding shares of Common Stock.
