Form 10-Q
period 1998-06-30
AMERICAN INDUSTRIES LTD
filed 1998-08-13
CIK 276298

                        UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q



        Quarterly Report Under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

       For the quarterly period ended June 30, 1998

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


As of June 30, 1998, there were 20,006,586 shares of common stock outstanding.



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Financial statements are attached at the end of the 10-Q.


Item 2. Management's Discussion and Analysis of Financial condition and Operating Results

          Results of Operations-Quarter Ended

During the quarter the Company had no income. The company's former President, Mr. Zack Monroe, passed away on July 25, 1997. Since the illness and death of Mr. Monroe, the Company's income stream was negatively affected.

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


Date:  August 12, 1998





The remainder of this page is intentionally blank.




                      AMERICAN INDUSTRIES, LTD.

                    CONSOLIDATED CONDENSED BALANCE SHEETS
                             (unaudited)
               as of June 30, 1998 and March 31, 1998

                                   6/30/98               3/31/98

                     ASSETS
Cash                                 195                   13,826
                                    ______                 ______

Total Current Assets                 195                   13,826


Equipment                            -                      -

Investments                       61,084,822           61,084,822
                                  __________           __________

Total Assets                      61,085,017           61,098,648
                                  __________           __________
                                  __________           __________

                 LIABILITIES

Accounts Payable                    37,455                37,455
                                 ___________           __________

Total Current Liabilities           37,455                37,455
                                 ___________           __________


                STOCKHOLDERS' EQUITY

Authorized 50,000,000 shares    2,000,659             2,000,659
20,006,586 shares outstanding
par value $.10

Paid in Capital                60,042,884            60,042,884

Retained Earnings (loss)        (995,981)              (982,350)
                               __________            __________

Total Stockholders' Equity     61,047,562            61,061,193
                               __________            __________
Total Liabilities and
Stockholders' Equity           61,085,017            61,098,648
                               __________            __________
                               __________            __________


[FN]

The above statement is unaudited and is prepared by management


                        AMERICAN INDUSTRIES, LTD.

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)
          for the three months ended June 30, 1998 and 1997

                                     3 mth              6 mth
                                     ended              ended
                                    6/30/98            6/30/97


Revenue
Revenue from Contracts and Services

Total Revenue                         -                   -
                                   _________           _______

Expenses
General and Administrative
Expenses                           13,631               16,428
                                 _________             _______

Total Expenses                     13,631               16,428

Net Income (Loss) before Taxes    (13,631)              (16,428)

Provision for Income Taxes            -                    -
                                 _________             _______

Net Income (Loss)                 (13,631)             (16,428)
                                 _________             _______
                                 _________             _______

Earnings per Common Share            a                    a
                                 _________             _______

Weighted Average Number
of Shares Outstanding           20,006,146          20,006,150
                                __________          __________


a  less than $.01



[FN]

The above statement is unaudited and is prepared by management


                     AMERICAN INDUSTRIES, LTD.
           Consolidated Statements of Stockholders' Equity
                           (Unaudited)
              For the three years ended June 30, 1998


               		       Common      Stock		    Paid in    Retained     Total
	                      	Stock	      Amount     Capital    Earnings

Balance June 30 1995    20,000,000 	2,000,000 59,950,115  (679,817)  61,270,298

Common Stock Sold		          2,395        240      8,660                  8,990

Retained Earnings (loss)                                  (157,080)   (157,080)


Balance June 30, 1996  20,002,395 2,000,240 	59,958,775 (837,897)  61,122,118

Common Stock                 3,750        375      74,625                75,000

Retained Earnings (Loss)					                              (42,004)    (42,004)

Balance June 30, 1997	 20,006,145  2,000,615 	60,033,400  (878,901)  61,155,114

Common Stock                   441         44       9,484                  9,528

Retained Earnings (Loss)					                              (103,449)   (103,449)

Balance June 30, 1998	 20,006,586 	2,000,659  60,042,884  (982,350)  61,061,093

Retained Earnings (Loss)                                     (13,631)   (13,631)

Balance June 30, 1998  20,006,586  2,000,659   60,042,884  (995,981) 61,047,562

[FN]
The accompanying notes are an integral part of these financial statements.





                         AMERICAN INDUSTRIES, LTD.

                  CONSOLIDATED STATEMENTS OF CASH FLOW
                               (unaudited)
           for the three months ended June 30, 1998 and 1997



                                             3 mths        3 mths
                                             ended         ended
                                             6/30/98       6/30/97

Cash Provided By Operations

Net Income (Loss)                            (13,631)      (16,428)

Change in Payables                                            5,000
                                             ________       ______

Net Cash from Operations                     (13,631)       (11,428)
                                               ________      ______

Investing Activities
Decrease in Investments                          -             -
                                              ________     _______

Cash Used in Investing                           -            -
                                             ________     _______

Financing Activities                            -             -
                                             ________     _______

Cash From Financing                             -            -
                                             ________     ________

Net Change in Cash                           (13,631)     (11,428)


Beginning Cash Balance                        13,826      23,050
                                            _________    ________

Ending Cash Balance                              195      11,622
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

Global Technologies S.A. under acquisition agreement became a subsidiary of the company. Initially the authorized capital of the Luxembourg company was 500,000 shares of stock at 1000 Francs (LUF) per share, 120,000 shares are issued and outstanding, fully paid and non assessable, with capital reserve in gem investments. By decision of a meeting of shareholders held December 29, 1995 the par value of Global Technologies S.A. has been reduced to 250 LUF per share, 120,000 shares are still issued and outstanding, fully paid and non-assessable. The decision to reduce the authorized capital was made to reduce taxes and other expenses in Luxembourg. Global Technologies S.A. operates under the status of a holding company under Luxembourg Law with the use of financial assets with historical perpetual value operating in conformity with the Grand Duche of Luxembourg Decree of December 17, 1938. Global Technologies S.A. registered as a professional business, Financial Investment, International Mergers, International Acquisitions, International Portfolio Management as set forth in notes to financial statements contained herein.



Note 3		Investments

		Investments Gems

The Company has listed under Investments investment quality gems, (emeralds, sapphires and rubies). These stones are uncut. Uncut gems do not fluctuate in value like the cut stones do because of daily market conditions. Their value is more constant. These gems are owned by the Company's wholly owned subsidiary, Global Technologies.The Company purchased Global Technologies in 1993. The historic basis of the gemstone on the books of Global was carried over for the basis of the gemstones once the merger was effected. Purchase accounting was utilized in this merger. Notwithstanding that purchase accounting was utilized as directed by GAAP, the gemstones were not given a step up in basis. That is because their historic basis was approximate to their fair market value at the time of the merger. The gemstones were also appraised. Periodically the gems are reappraised to assure management that the value placed on this investment is correct. Most recently, an appraisal was completed by Mr. Marco Vesters, Certified Gemmologist, member of The Gemmological Association of Great Britain, license number D-7127.

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


                                 Jun 1998           Mar 1998
Account payable 						           $37,455            $37,455




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