Form 10-Q
period 1998-12-31
AMERICAN INDUSTRIES LTD
filed 1999-02-18
CIK 276298

                        UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q



        Quarterly Report Under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

       For the quarterly period ended December 31, 1998

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


As of December 31, 1998, there were 20,006,586 shares of common stock outstanding.



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Financial statements are attached at the end of the 10-Q.


Item 2. Management's Discussion and Analysis of Financial condition and Operating Results

          Results of Operations-Quarter Ended

During the quarter the Company had no income. The quarter ended December 31, 1998, showed no income also.

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


Date:  February 13, 1999





The remainder of this page is intentionally blank.




                      AMERICAN INDUSTRIES, LTD.

                    CONSOLIDATED BALANCE SHEETS
                             (unaudited)
             as of December 31, 1998 and March 31, 1998

                                  12/31/98               3/31/98

                     ASSETS
Cash                                13,760               13,826
                                    ______               ______

Total Current Assets                13,760               13,826


Equipment                            3,347               13,826

Investments                     61,134,822           61,084,822
                                __________           __________

Total Assets                    61,151,929           61,098,648
                                __________           __________
                                __________           __________

                 LIABILITIES

Accounts Payable                    22,932               37,455
                               ___________           __________

Total Liabilities                   22,932               37,455
                               ___________           __________


                STOCKHOLDERS' EQUITY

Common Stock, authorized        2,000,615             2,000,659
50,000,000 shares,
20,006,586 shares outstanding
par value $.10

Paid in Capital                60,033,400            60,042,884

Retained Earnings (loss)        (905,018)              (982,350)
                               __________            __________

Total Stockholders' Equity     61,128,997            61,061,193
                               __________            __________
Total Liabilities and
Stockholders' Equity           61,151,929            61,098,648
                               __________            __________
                               __________            __________


[FN]

The above statement is unaudited and is prepared by management


                        AMERICAN INDUSTRIES, LTD.

                  CONSOLIDATED STATEMENTS OF OPERATIONS
          for the nine months ended December 31, 1998 and 1997
          and the six months ended September 30, 1998 and 1997

                                     9 mth    9 mth    6 mth    6 mth
                                     ended     ended    ended    ended
                                   12/30/98  12/30/97   9/30/98  9/30/97


Revenue                               -          -        -       -
                                 _________   ________  ______   _______
General and Administrative
Expenses                          13,653       -        13,631   16,428
                                 _________   ________  ______   _______

Net Income (Loss) before Taxes    (13,653)     -       (13,361)  (16,428)

Provision for Income Taxes            -        -          -        -
                                 _________   ________  ______   _______

Net Income (Loss)                 (13,653)    -        (13,361)  (16,428)
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



[FN]

The above statement is unaudited and is prepared by management




                         AMERICAN INDUSTRIES, LTD.

                  CONSOLIDATED STATEMENTS OF CASH FLOW
                               (unaudited)
          for the nine months ended December 31, 1998 and 1997



                                             9 mths        9 mths
                                             ended         ended
                                            12/31/98      12/31/97

Cash from Operations

Net Income (Loss)                            (13,653)      (16,428)

Change in Receivables                           -            -
Change in Payables                                            5,000

Net Cash from Operations                     (13,653)       (11,428)

Cash used for Investments                       -            -
                                             ________     _______

Cash from Investments                           -            -
                                             ________     _______

Net Change in Cash                           (13,653)     (11,428)



Beginning Cash Balance                        27,413      23,050
                                            _________    ________

Ending Cash Balance                           13,760      11,622
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


NOTE 2.  Y2K PRECAUTIONS

"American Industries, Ltd. ("Company") has no significant exposure to the hazards of "Y2K", vis-a-vis the Company's computer operations, as they are soley confined to word processing tasks. All transfer agent tasks and other computer generated tasks, are handled by an independent contractor.

Should the Company undertake to utilize its in-house computers for tasks other than word processing, measures will be taken, if required, to upgrade its systems to avoid "Y2K" problems that may at that time exist.
