Form 10-K
period 1999-03-31
AMERICAN INDUSTRIES LTD
filed 1999-08-02
CIK 276298

AMERICAN INDUSTRIES, LTD.
                 101 Convention Center Dr., Suite 1212
			                     Las Vegas, NV  89109.






       July 30, 1999




Securities and Exchange Commission
Washington, DC  20549.


Gentlemen:

Persuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-K for the period ending March 31, 1999.


Sincerely,

AMERICAN INDUSTRIES, LTD.

/SS/ George Balis, President




                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended March 31, 1999


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under
a plan confirmed by a court.   Yes    No x

 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
20,006,586 shares common stock, par value $.10 per share
                 DOCUMENTS INCORPORATED BY REFERENCE

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Registrant's regular annual shareholders' meeting was held on March 22, 1999 in Phoenix, Arizona, pursuant to written notice required by Registrant's By-laws and Nevada Revised Statutes Section 78.010. Proxies to elect directors were solicited by management pursuant to Regulation 14A under the Securities Exchange Act. All nominees were duly elected. The record date for stockholders to vote at the meeting was established as March 12, 1999.

The matters submitted to the stockholders and voted upon, together with the votes cast is as follows:


Directors Nominated and Elected: (1)

	Name			            Votes For		    Votes Against       Abstentions
	George Balis		    15,060,342               0	             0
	Mary E. Kinn		    15,043,242	           19,00		           0
	George Balis, Jr.           15,029,909		  32,333         			0
	Denis Piotroski             15,062,342    	     0              0

2. Appointment of Barry Friedman, CPA to continue as Auditor for the fiscal year ending March 31, 1999.

No other matters requiring shareholder approval were submitted at the Annual Meeting.

PART   II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

There is no established trading market for any class of Registrant's common equity stock or that of its wholly owned subsidiary.


ITEM 6.  SELECTED FINANCIAL DATA

SUMMARY OF FINANCIAL DATA FOR THE FOLLOWING YEARS:

        Year Ended March 31

   		                1999          1998       1997       1996        1995
Net Income/(Loss) 	$(66,568)		  $(103,449)  (42,004)   (157,080)   (684,965)

Earnings/Common Share   0       	$(.01)         0         0          (.03)

Total Assets     	$61,098,571 	$61,098,648  61,165,046  61,123,960  61,216,075

Long-Term Debt	       $0            0          0         0            0

Total
Stockholder Equity $61,994,548 $61,061,193  61,155,114  61,178,368  61,216,075

Cash Dividends Declared
Per Common Share      	   0            0              0              0

(Detailed audited financial statements are reported herein beginning on page 11, Exhibit F-1.)



ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Company's source of revenue for the years ended March 31, 1997 and 1996 was the performance of financial and accounting services for small companies. It also received interest income. During the current year ended March 31,1999, 1998, the Company had no income.

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

RESULTS OF OPERATIONS

The statements show very little revenue from services related activities for the years ended March 31, 997 and 1996, $45,000 for 1997 and $2,689 for 1996.
These amounts reflect the efforts of the then President, Zack Monroe, to service the existing client base, approximately 75 clients. Since the death of Mr. Monroe, this income stream has dropped off substantially. Not only did the President pass away, but also the Company's staff, which supported the client services,has left the employment of the Company. During the years just ended March 31, 1998,1999 the Company had no revenue. Unless the current client base can be serviced adequately and promptly it is expected that the Company's clients will seek another provider for their financial services. The current President has made efforts to hire staff to regain some of the service revenue that was generated in previous years. His efforts are being hampered by the lack of cash currently in the Company. No assurances can be made that the President's efforts will prove successful. No assurances can be made that the Company will ever have operations again.

ITEM 8.  FINANCIAL STATEMENTS

	1.  Independent Auditor's Report of Barry L. Friedman, CPA

 2.	  American Industries, Ltd.
   		Consolidated Balance Sheets as of March 31, 1999 and 1998

	3	   American Industries, Ltd.
		    Consolidated Statements of Shareholders' Equity for the years Ended March 31, 1999

 4.  	American Industries, Ltd.
	    	Consolidated Statement of Operations for the three years ended March 31, 1999

 5.	  American Industries, Ltd.
		    Consolidated Statement of Cash Flow for the three years ended
		    March 31, 1999

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

	The Directors and Executive Officers of Registrant are as follows:

Name      				Age		 Positions Held With Registrant

George Balis		55  		Chairman of Board of Directors,
							             President, Chief Exec Officer

Mary Kinn				 85    Director and Secretary

George Balis,
 Jr.        	 28  	Director and Treasurer

Denis Piotroski 58   Director

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


George Balis, Jr. has obtained a degree in communications from St. John's University in New York City. He has various business experience in sales, marketing and real estate.

Dennis Petrowski has graduated from the University of Detroit with a Degree in Business Administration. Attending Pine Lakes Accounting School. Obtained a degree in Advanced Studies from Wayne State University. Attended American Institute of Banking, IBM Data Processing School and Bouroughs Institute.
Has over 30 years of experience in Hotel Managemetn and Casino Operations in Las Vegas and Connecticut (Royal Casino, Mohawk Bingo, Vegas Inn, Lady Luck, Aladdin and The Showboat Htel & Casino).

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

__________________________________________________________________
(1) Title of Class	   (2) Name and address   (3) Amount and nature	 (4) Percent
			                    of beneficial owner   of beneficial ownership   of Class

__________________________________________________________________

Common Stock           Dorothy N. Monroe		     2,697,161              13.5%
                			    5534 Topaz Street
                			    Las Vegas, NV 89120.


Common Stock           George Balis          11,900,055              	59.5%
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


As of February 11, 1998, the shares of Registrant's Common Stock beneficially owned by Registrant's Directors and Executive Officers, and of all directors and officers as a group, is indicated in the following tabulation:
__________________________________________________________________
(1) Title of Class	(2) Name and address   (3) Amount and nature	  (4) Percent
			                 of beneficial owner   of beneficial ownership    of Class

_____________________________________________________________________________
Common Stock	       George Balis		  	        11,955,000	             59.5%
                    101 Convention Dr. #1212
			                 Las Vegas, NV 89109

Common Stock	        Mary Kinn		                 35,550		             .17%
                  			Same address

                                            ____________	           _______
TOTAL                                        11,955,550              59.67%


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

None.



SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             American Industries, Ltd.

  By:  s/ George Balis_______
      	  George Balis, President/Director/CEO/CFO

					             July 30,1999________



Pursuant to the requirements of the Securities Exchange Act of 1934, this reporthas been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  s/George Balis________________+
George Balis, Director and president



By:  s/Mary Kinn___________________
Mary Kinn, Director and Secretary



By:  s/George Balis Jr_________________
George Balis Jr, Director and Treasurer

July 30, 1999



