Form 10-Q
period 1999-06-30
AMERICAN INDUSTRIES LTD
filed 1999-08-13
CIK 276298

                        UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q



        Quarterly Report Under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

       For the quarterly period ended June 30, 1999

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


As of March 31, 1999, there were 20,006,586 shares of common stock outstanding.



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Financial statements are attached at the end of the 10-Q.


Item 2. Management's Discussion and Analysis of Financial condition and
          Operating Results

          Results of Operations-Quarter Ended

During the quarter ended June 30, 1999 the Company had no income. The quarter ended June 30, 1998, showed no income also.

General administrative expenses remain on minimal

          Liquidity and Capital Resources

As mentioned above, the Company has no income.  The Company's
Chief Executive Officer, George Balis, is in constant search of income sources. The lack of income production has put the Company into a negative cash flow position. Currently, any shortfall in the company's administrative and operating expenses are beig paid by George Balis and Mary Kinn, two shareholders and directors.
The investments listed on the balance sheet are not liquid and will provide no immediate relief from the negative cash flow. Mr. Balis is working on hiring new staff and revitalizing the revenue stream. His efforts are being hampered by shortage of operating capital and, therefore, there are no assurances that Mr. Balis' efforts will prove successful.



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


Date:  August 12, 1999





The remainder of this page is intentionally blank.




                      AMERICAN INDUSTRIES, LTD.

                    CONSOLIDATED BALANCE SHEETS
                             (unaudited)
               as of June 30, 1999 and March 31, 1999

                                   6/30/99               3/31/99

                     ASSETS

Cash                                13,726              13,749

                                    ______              ______

Total Current Assets                13,726              13,749


Investments  Assets             61,084,822          61,084,822
                                __________           __________

Total Assets                    61,098,548          61,098,571
                                __________           __________
                                __________           __________


                 LIABILITIES

Accounts Payable                    87,011             104,023
                               ___________           __________

Total Liabilities                   87,011             104,023
                               ___________           __________


                STOCKHOLDERS' EQUITY

Common Stock, authorized
50,000,000 shares,
20,006,150 shares outstanding
par value $.10                  2,000,659             2,000,659

Paid in Capital                60,042,884            60,042,884

Retained Earnings (loss)       (1,136,006)           (1,048,995)
                               __________            __________

Total Stockholders' Equity     60,907,537            60,994,548
                               __________            __________
Total Liabilities and
Stockholders' Equity           60,994,548            61,098,571
                               __________            __________
                               __________            __________


[FN]

The above statement is unaudited and is prepared by management


                        AMERICAN INDUSTRIES, LTD.

                  CONSOLIDATED STATEMENTS OF OPERATIONS
          for the three months ended June 30, 1999 and 1998

                                     3 mth              3 mth
                                     ended              ended
                                    6/30/99            6/30/98


Revenue                               -                 -
                                 _________             _______
General and Administrative
Expenses                           87,011               13,631
                                 _________             _______

Net Income (Loss) before Taxes    (87,011)             (13,631)

Provision for Income Taxes            -                    -
                                 _________             _______

Net Income (Loss)                 (87,011)             (13,631)
                                 _________             _______
                                 _________             _______

Earnings per Common Share            0                    0
                                 _________             _______

Weighted Average Number
of Shares Outstanding           20,006,586          20,006,146
                                __________          __________






[FN]

The above statement is unaudited and is prepared by management




                         AMERICAN INDUSTRIES, LTD.

                  CONSOLIDATED STATEMENTS OF CASH FLOW
                               (unaudited)
           for the three months ended June 30, 1999 and 1998



                                             3 mths        3 mths
                                             ended         ended
                                             6/30/99       6/30/98

Cash from Operations

Net Income (Loss)                            (87,011)     (37,455)

Change in Receivables                           -            -
Change in Payables                              -            -
                                             ________      ______

Net Cash from Operations                         (23)         (23)
                                             ________      ______

Cash used for Investments                       -            -
                                             ________     _______

Cash from Investments                           -            -
                                             ________     _______

Net Change in Cash                               (23)        (23)


Beginning Cash Balance                        13,749      13,826
                                            _________    ________

Ending Cash Balance                           13,726      13,803
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

Principles of Consolidation

The consolidated financial statements include the companies of American Industries, Ltd. and its wholly owned subsidiary GlobalTechnologies,S.A. All significant intercompany transactions have been eliminated.

Earnings per Share

Earnings per share is computed on the weighted average number of common shares outstanding during the year.
