Form 10-Q
period 1999-09-30
AMERICAN INDUSTRIES LTD
filed 1999-11-16
CIK 276298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999
Commission File Number 0-8730

AMERICAN INDUSTRIES, LTD.
(Registrant)

     Nevada					88-119436
(State of Incorporation)	      (IRS Employer Identification No.)
101 Convention Center Drive
Suite 1212
Las Vegas Nevada 89109
(Address of Principal Executive Office)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
As of September 30, 1999, there were 20,006,586 shares of common stock outstanding.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Financial statements are attached at the end of the 10-Q.
Item 2.	Management's Discussion and Analysis of Financial condition and
Operating Results

Results of Operations-Quarter ended.
During the quarter the Company had no income. The quarter ended September 30, 1998, showed no income also.

General administrative expenses decreased from the previous year's quarter. These expenses represent bare bones administrative costs.

Liquidity and Capital Resources

As mentioned above, the Company hasno income.The Company's elected Chief Executive Officer, George Balis, is in process of identifying the income sources. Lack of income production has put the Company into a negative cash flow position.Currently, any shortfall in the company's administrative and operating expenses are being paid by George Balis and Mary Kinn, two shareholders.The investments listed on the balance sheet are not liquid and will provide no immediate relief from the negative cash flow. There are no assurances that Mr. Balis's efforts will prove successful.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

AMERICAN INDUSTRIES, LTD.
Registrant

/SS/ George Balis, President

(Chief Accounting Officer)
Date: November 12, 1999

The remainder of this page is intentionally blank

AMERICAN INDUSTRIES, LTD.
CONSOLIDATED BALANCE SHEETS
(unaudited)
as of September 30, 1999 and March 31, 1999

                                    9/30/99			3/31/99

ASSETS
Cash				      13,713		        13,749

Total Current Assets	              13,713    		13,749

Investments			  61,084,822		     61,084,822


Total Assets			  61,098,535			61,098.571


LIABILITIES

Accounts Payable			120,091			   104,023


Total Liabilities			120,091			   104,023


                     STOCKHOLDERS' EQUITY

Common Stock authorized		2,000,659			2,000,659
50,000,000 shares,
20,006,586 shares outstanding
par value $.10

Paid in Capital			60,042,884	    60,042,884
Retained Earnings (loss)      (1,169,086)        (1,048,995)


Total Stockholders' Equity    60,874,457	    60,994,548


Total Liabilities and

Stockholders' Equity		60,978,480	    60,098,571





The above statement is unaudited and is prepared by management.



AMERICAN INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF OPERATION
for the three months ended September 30, 1999 and 1998
and the six months ended September 30, 1999 and 1998

         	       3 mth    3 mth	6mth	6mth
                       ended	ended	ended	ended
                      9/30/99  9/30/98 9/30/99  9/30/98

Revenue				  -         -         -        -

General and
Administrative Expenses   33,080   13,631   120,091   13,631

Net Income (Loss)
before Taxes             (33,080) (13,631) (120,091)(13,631)

Provision for income taxes   -        -        -        -


Net Income (Loss)		(33,080) (13,631) (120,091)(13,631)


Earnings per Common Share    0        0        0         0


Weighted Average Number of
Shares Outstanding    20,006,586 20,006,586  20,006,586  20,006,586


(less than $.01)
The above statement is unaudited and is prepared by management.


AMERICAN INDUSTRIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)
for the six months ended September 30, 1999 and 1998

                          6 mths		6 mths
                           Ended		ended
                         9/30/99		9/30/98

Cash from Operations

Net Income (Loss)		(120,091)	(13,631)

Change in Receivables      		     -             -
Change in Payables                      -             -

Net Cash from Operations	     (36)         (23)

Cash used for Investments               -              -


Cash from Investments				-              -

Net Change in Cash                     (36)         (23)


Beginning Cash Balance			13,749    13,826


Ending Cash Balance	            13,713         13,803



The above statement is unaudited and is prepared by management.

AMERICAN INDUSTRIES, LTD.

NOTES TO FINANCIAL STATEMENTS


Note 1.   General and Accounting Policies

American Industries, Ltd. (The Company) was originally organized December 26, 1919 in Nevada. The company has one whollyowned subsidiary Global Technologies S.A. Global Technologies was organized in Europe in the country of Luxembourg. In 1993 the Company purchased Global Technologies from its previous owner.The purchase was done using purchase accounting. Notwithstanding the use of purchase accounting, at the time of the merger in 1993, the book value of Global's assets was equal to the fair market value of the assets. At the time of the merger appraisals were obtained to verify value. Subsequently, these appraisals have been updated.

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