Form 10-Q
period 1999-12-31
AMERICAN INDUSTRIES LTD
filed 2000-02-22
CIK 276298

PAGE 1

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended December.31, 1999
Commission file Number 0-8730
AMERICAN INDUSTRIES, LTD (Registrant)

(State of Incorporation)
     Nevada

(IRS Employer ID No.)
     88-0119436

(Address of Principal Executive Offices)
101 Convention Center Drive Suite 1200
Las Vegas NV 89109

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes___X__  No____

As of December 31, 1999, there were 20,006,586 shares of common stock outstanding.

PART I., FINANCIAL INFORMATION

Item 1. Financial Statements
Financial statements are attached at the end of the 10-Q

Item 1. Management's Discussion and Analysis of Financial
Condition and Operating Results.
Results of Operations-Quarter Ended
During the quarter the Company had no income. The quarter ended December 31, 1999, showed no income also.

General administrative expenses increased from the previous year's quarter. These expenses represent bare bones administrative costs.

Liquidity and Capital Resources
As mentioned above, the company has no income. The
Company's newly elected Chief Executive Officer, George
Balis, is in constant search of income sources. The lack of income production has put the Company into a negative cash flow position. Currently, any shortfall in the company's administrative and operating expenses are being paid by George Balis and Mary Kinn, two shareholders. The investments listed on the balance sheet are not liquid and will provide no immediate relief from the negative cash flow. Mr. Balis is working on hiring new staff and revitalizing the revenue stream. His efforts are being hampered by shortage of operating capital and, therefore, there are no assurances that Mr. Balis's efforts will prove successful.

The remainder of this page is intentionally blank.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.
     AMERICAN INDUSTRIES, LTD.
     Registrant
      /ss/George Balis, President
     (Chief Accounting Officer)
Date: February 15, 2000

AMERICAN INDUSTRiES, LTD
CONSOLIDATED BALANCE SHEETS
     (Unaudited)
as ofDecember 31, 1999 and March 31,1999


ASSETS
Cash

                       12/31/99          3/31/99

                        13,671           13,749

 Total Current Assets    13,671         13,749
 Investments    61,084,822       16,084,822

 Total Assets    61,098,493       61,098,571

LIABILITIES
  Accounts Payable152,441  104,023

  Total Liabilities152,441 104,023

STOCKHOLDERS EQUITY
Common Stock
authorized
50,000,000 shares,
20,006,586 shares
 outstanding
par value $.10        2,000,659       2,000,659

Paid in Capital      60,042,884      60,042,884
Retained Earnings
(loss)               (1,097,491)     (1,048,995)
                     _____________   _____________
Total Stockholders
Equity               60,946,052      60,994,548


Total Liabilities
and Stockholders
 Equity              61,098,493      61,098,571

[FN] 1

The above statement is unaudited and is prepared by management.


AMERICAN INDUSTRIES, LTD
CONSOLIDATED STATEMENTS OF OPERATIONS
for the nine months ended December 31, 1999 and 1998
and the six months ended September 30, 1999 and 1998
          '

                      9mth9mth     6 mth         6mth
                     endedended ended        ended
                 12/31/9912/31/98    9/30/99     9/30/98

   Revenue             0       0         0        0

General and
Administrative
  Expenses   152,44113,653     120,091      13,641


Net Income (loss)
before taxes      (152,441)   (13,653)   (120,091)    (13,631)

Provision for
   income taxes   0             0     0     0

Net Income (loss) (152,441)   (13,653)   (120,091)    (13,631)

Earnings per
    common share    0           0      0   0

Weighted Average
Number of Shares
Outstanding     20,006,586  20,006,586  20,006,586  20,006,586

     2
The above statement is unaudited and is prepared by management

























AMERICAN INDUSTRIES, LTD
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)
for the nine months ended December 31, 1999 and 1998
                  9 mths ended9 mths ended
                      12/31/9912/31/98

Cash from Operations
 Net Income (loss)      (152,441)(13,653)

 Change in Receivables      0         0
  Change in Payables(152,441)(13,653)
  Net Cash from Operations0(13,653)
 Cash used for Investments0        0

 Cash from Investments    0           0

  Net Change in Cash      (94)  (13,653)
 Beginning Cash Balance    13,749     27,413

  Ending Cash Balance    13,671    13,760


[FN] 3 '

The above statement is unaudited and is prepared by management.

AMERICAN INDUSTRIES, LTD
     NOTES TO FINANCIAL STATEMENTS
Note 1. General and Accounting Policies
American Industries, Ltd (the Company) was originally organized December 26, 1919 in Nevada. The company has one wholly owned subsidiary, Global Technologies S.A. Global
Technologies was organized in Europe in the country of Luxembourg. In 1993 the company purchased Global
Technologies from its previous owner. The purchase was done using purchase accounting.

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

Principles of Consolidation
The consolidated financial statements include the companies of American Industries, Ltd. and its wholly owned subsidiary
Global Technologies, S.A. All significant intercompany transactions have been,eliminated.

Earnings per Share
Earnings per share is computed on the weighted average number of common shares outstanding during the year.
