Form 10-K
period 2000-03-31
AMERICAN INDUSTRIES LTD
filed 2000-07-06
CIK 276298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2000

Commission File No.0-8730

REGISTRANT
AMERICAN INDUSTRIES, LTD.

State of Incorporation Nevada
IRS Employer Identification No. 88-110436

Address of Principal Executive Office
101 Convention Center Drive, Suite 1200
Las, Vegas, Nevada Zip code 89109
Registrant's Telephone Number  (702) 898-3022

Securities registered pursuant to Section 12(b) of the Act:
Name of Each Exchange on which registered
NONE

Securities registered pursuant to 12 (g) of the Act:

Title of each class
Common Stock, $.10 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   YES   NO X

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

PART  I

ITEM 1. BUSINESS
American Industries, Ltd. ("Registrant" or "Company") was incorporated in
Nevada on December 26, 1919, as Toquima Stores Company engaged in the business of operating a general store. The name was changed successfully to American Resources, Inc.,American Health Service, Inc., G.W.Hume Industries, Inc., and on July 18, 1972, to American Industries, Ltd. It was not until 1978 that Registrant came under the jurisdiction of the federal Securities Act of 1933 and the Exchange Act of 1934, and registered its shares by filing Form 10, having by that time acquired the requisite number of shareholders and capital
assets making compliance mandatory under the regulatory Acts.   Prior
to that time, Registrant was exempt from the federal securities regulatory requirements.

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

Registrant's future plan is to concentrate its efforts to establish and provide a business consulting service to American and European companies from its Las Vegas offices, and to establish and provide business consulting service in conjunction with but subordinate to, its main objective of locating and acquiring interests in companies with proprietary products or service companies with significant income streams to support the plans of management.

These plans include locating investment opportunities which fully utilize Registrant's principal asset, an inventory of uncut gemstones (emeralds, rubies and sapphires) acquired by Registrant when it merged with Global Technologies,S.A.("Global") on May 27, 1993.

There can be no assurances that Registrant's future plans are feasible or that they can be achieved given the fact that past endeavors of management to establish a pattern of business consistent with its foregoing objectives has not met with success, and to date no mergers or acquisitions have been successfully consummated, and Registrant remains without any source of revenue.

The Articles of Incorporation for Global Technologies, SA were issued by the Grand Duche of Luxembourg, Identification Number 1989-40-00735. At the time of the merger, all of Global's issued and outstanding shares of common stock were exchanged for 11,900,000 shares of Registrant's$.10 par value Common Stock. At that time Registrant then had issued and outstanding an aggregate of 20,000,445 shares of Common Stock. The sole shareholder of Global, George Balis, received approximately 59% of Registrant's outstanding Common Stock. The merger was intended as a tax-free reorganization pursuant to Section 368 of the Internal Revenue Code.

By independent appraisal, Global's gemstones at the time of merger were deemed to have a fair market value in excess of $60,000,000, as uncut stones in their natural state. It is not Registrant's intention to cut, polish and market its inventory of gemstones, nor to engage in the wholesale or retail jewelry business. Instead Registrant intends to hold the entire cache of uncut stones as a perennial source of reserve capital, and to utilize the gemstones as collateral security for foreign and domestic companies requiring a source of credit enhancement. The laws of Luxembourg permit holding companies such as Global to utilize a 10:1 ratio upon the issuance of bonds and a 3:1 ratio upon the issuance on commercial paper (notes) against capital reserves. Management has seen a constant need in the commercial market for sources that can guarantee loans or guarantee banks issuing letters of credit for companies seeking to borrow capital through regular banking channels or other institutional lenders. The business intended to be carried on by Registrant is very competitive on both continents. There are myriad private and public companies engaged in the same business as Registrant, and most have financial resources far greater than that of the Registrant, with a history of providing such services. Also, the nature of the type of business intended by Registrant requires that the Company be constantly on the alert for fraudulent schemes as financially troubled borrowers may be desperate to find sources of credit enhancement. Accordingly, Registrant must expend significant time and money to investigate potential client.

Additionally, Registrant plans to act as a "finder" in seeking out European sources of capital for private and public companies located in the United States utilizing both private and institutional European lenders, as well as European stock brokers to buy, sell and trade Registrant's securities in the foreign market to foreign nationals, as and when a trading market in the United States or Europe can be established for Registrant's securities.

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

Registrant has no full time employees receiving a salary. Registrant's offices since February, 1998, have been located at 101 Convention
Center Drive, suite 1200 Las Vegas, Nevada, 89109, telephone number
(702) 898-3022.

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

ITEM 3. LEGAL PROCEEDINGS
Neither Registrant nor its wholly owned subsidiary, nor the directors or officers of either entity, are parties to any pending or threatened legal proceedings.

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

The matters submitted to the stockholders and voted upon, together with the votes cast is as follows:

(1) Directors Nominated and Elected:
Name               Votes For		Votes Against       Abstentions
George Balis       15,060,342                 0	             0
Mary E. Kinn	 15,043,242	         19,000		       0
George Balis, Jr.  15,029,909		   32,333            	 0
Denis Piotroski    15,062,342    	            0                  0

2. Appointment of Barry Friedman, CPA to continue as Auditor for the fiscal year ending March 31, 2000.
No other matters requiring shareholder approval were submitted at the Annual Meeting.


PART   II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.
There is no established trading market for any class of Registrant's common equity stock or that of its wholly owned subsidiary.

ITEM 6.  SELECTED FINANCIAL DATA

SUMMARY OF FINANCIAL DATA FOR THE FOLLOWING YEARS:
Year Ended March 31    2000         1999         1998
Net Income/(Loss)    $(160,216)  $(66,645)    $(103,449)
Net Income (loss)
per common Share     $(0.008)    $(0.0033)     $(0.0052)
Total Assets         $61,098,474  $61,098,571 $61,098,648

Long-Term Debt	       $0            0            0
Total Stockholder Equity $60,834,332  $61,994,548 $61,061,193
Cash Dividends Declared
Per Common Share           0          0                0

ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION

During the current year ended March 31, 2000 and also the previous years ended March 31,1999 and March 31,1998, the Company had no income.

LIQUIDITY
The Company's President, Zack Monroe, passed away on July 25, 1997.
Since that time, the Company has had no income or cash receipts. The then Vice President, George Balis, was subsequently appointed as President. The lack of income production has put the Company into a negative cash flow position. Currently the overhead bills are paid by the President, Secretary and board members.

CAPITAL RESOURCES
As explained above, the Company has no current cash resources. The investments listed on the balance sheet are not liquid and will provide no immediate relief from the negative cash flow.

RESULTS OF OPERATIONS
The current President has made efforts to hire staff to regain some of the service revenue that was generated in previous years. His efforts are being hampered by the lack of cash currently in the Company. No assurances can be made that the President's efforts will prove successful. No assurances can be made that the Compaany will soon merge with an operating company to obtain positive cash flow.



ITEM 8.  FINANCIAL STATEMENTS

1. Independent Auditor's Report of Barry L. Friedman, CPA.

2. American Industries, Ltd. Consolidated Balance Sheets as of March 31, 2000 and 1999,

3.  American Industries, Ltd.   Consolidated Statements of
    Shareholders' Equity for the years ended March 31, 2000 , 1999.

4. American Industries, Ltd.   Consolidated Statement of Operations
    for the three years ended March 31, 2000, 1999, 1998

5 American Industries, Ltd. Consolidated Statement of Cash Flow for the three years ended March 31, 2000, 1999, 1998.

6.  American Industries, Ltd.  Notes to the Consolidated Statements

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE

During Registrant's three most recent fiscal years, or interim period, no independent accountant previously engaged by Registrant to audit Registrant's financial statements, or those of Global, its wholly owned subsidiary, has resigned or was dismissed, nor has any such independent accountant indicated a reluctance to stand for re-election after completion of the current audit.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Directors and Executive Officers of Registrant are as follows:
Name      			Age	 Positions Held With Registrant
George Balis		 56    	 Chairman of Board of Directors,
                                           President, CEO
Mary Kinn			 86          Director and Secretary
George Balis, Jr.        28          Director and Treasurer

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







Mary Kinn has been the President and a Director of Charmakin. Ltd. since 1978. She was a student at Washington Square College, New York University and the University of California where she received her community college teacher's training. She was an Associate Professor in allied health technology at Long Beach City College, and is a professional writer, having written textbooks for medical assistants and medical terminology students published by W.B.Saunders Company and Delmar Publications, respectively. She was a founding member and Chairwoman of the California State Certification program for medical assistants from 1990-1994, and also held executive officer positions with the American Association of Medical Assistants and its California counterpart.

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

(1) Title of  (2) Name and address      (3) Amount     (4) Percent
      Class     of beneficial owner
_____________________________________________________________________

Common Stock    Dorothy N. Monroe		  2,697,161       13.5%
                5534 Topaz Street
                Las Vegas, NV 89120.

Common Stock    George Balis               11,955,000        59.5%
                325 S. 3rd St. #1-300
                Las Vegas, NV 89101


Notes:
Zack C. Monroe died July 25, 1997, while still a Director and Executive Officer of Registrant. The Estate of Zack C. Monroe, together with his wife and certain corporations controlled by him were the beneficial owners of an aggregate of 13,042,161 shares of Registrant's Common Stock. Following Mr. Monroe's death, 10,345,000 of said shares were transferred to George Balis, Registrant's current Chief Executive Officer, based upon Mr Monroe's default of certain agreements between the parties.

As of February 11, 1998, the shares of Registrant's Common Stock beneficially owned by Registrant's Directors and Executive Officers, and of all directors and officers as a group, is indicated in the following tabulation:

   (1) Title of Class   (2) Name and address  (3) Amount   (4) Percent
                         of beneficiary owner
    Common Stock	       George Balis	     11,955,000       59.5%
                         325 So. 3rd St #1-300
                         Las Vegas, NV.  89101
    Common Stock         Mary Kinn               35,550           .17%
                         2995 E. Sunset Rd
                         Las Vegas, NV 89120
    Total                                       11,990,550      59.67%


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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ONFORM
         8-K.

The following documents are filed as part of this report:
(a)  The following consolidated financial statements of American
Industries, Ltd. and subsidiary are included:
Independent Auditor's Report	F-1
Consolidated Balance Sheets   F-2
Consolidated Statement of Operations   F-3
Consolidated Statements of  Shareholders' Equity F-4
Consolidated Statement of Cash flow	F-5
Notes to the Consolidated Statements	F-6 THRU F-8
(b). Reports on Form 8-K      None.



SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



American Industries, Ltd.


By:  s/ George Balis_______
      	  George Balis,
President/Director/CEO/CFO


June 28, 2000________


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: s/George Balis__________________
George Balis, Director and President




By:  s/Mary Kinn____________________
Mary Kinn, Director and Secretary




By:   s/George Balis Jr_______________
George Balis Jr, Director and Treasurer


June 28, 2000








INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
American Industries Ltd.
Las Vegas, Nevada

I have audited the accompanying consolidated balance sheets of American Industries, Ltd. And its subsidiary as of March 31, 2000, and March 31, 1999, and the accompanying consolidated statements of stockholders' equity, operations and cash flows for the three years ended March 31, 2000, March 31, 1999, and March 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Industries, Ltd. as of March 31, 2000, and March 31, 1999, and the results of operations and cash flows for the three years ended March 31, 2000, March 31, 1999, and March 31, 1998, in conformity with generally accepted accounting principles.

The statements have been prepared assuming that the Company will continue in existence. The Company currently has no operations, no income and is dependent upon current management to cover administrative expenses with loans to the Company. Management is currently attempting to merge with an operational company. No assurance can be made that a merger will happen. No assurance can be made that current management will continue to pay for the administrative expenses. The debts listed on the balance sheet for March 31, 2000, and March 31, 1999, are all debts related to current management, as explained in Note #4. No adjustments have been made to the financial statements for the liquidation of the assets or debts.



/S   Barry L Friedman
Barry L. Friedman
Certified Public Accountant




AMERICAN INDUSTRIES, LTD
CONSOLIDATED BALANCE SHEET

                                  March 31, 2000     March 31, 1999
                                    ASSETS
CURRENT ASSETS
Cash                                $13,652                   $13,749
Total Current Assets                $13,652                   $13,749

OTHER ASSETS
Investments - Gemstones
(Note #3)                       $61,084,822               $61,084,822

TOTAL ASSETS                    $61,098,474               $61,098,571

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable (Note #4)    $   264,142               $   104,023
  Total Current Liabilities     $   264,142               $   104,023

STOCKHOLDERS' EQUITY
Common Stock
Authorized 50,000,000
Shares par value $0.10
Issued and outstanding at
March 31, 1999 - 20,006,586                               $ 2,000,659

March 31, 2000 - 20,006,586     $ 2,000,659

Additional Paid-in Capital       60,042,884                60,042,884

Deficit accumulated during
The development stage           $-1,209,211                -1,048,995

Total Stockholders' Equity     $ 60,834,332               $60,994,548

TOTAL LIABIITIES AND
STOCKHOLDERS' EQUITY           $ 61,098,474               $61,098,571

The accompanying notes are an integral part of these financial statements
F2









                      AMERICAN INDUSTRIES, LTD
             CONSOLIDATED STATEMENTS OF OPERATIONS

                                 Year            Year         Year
                                 Ended           Ended        Ended
                                 March 31        March 31     March 31
                                 2000            1999         1998

INCOME

     Revenue                     $    0          $   0         $   0

EXPENSES
General and Administrative       $ 50,307       $ 17,577      $ 16,511
Interest Expense                   10,402          3,745         9,528
Professional services              99,507         45,323        22,523
Loss on worthless securities           0              0         50,000
Loss on worthless accounts receivable  0              0          1,540
Loss on disposal of fixed assets       0              0          3,347

TOTAL EXPENSES                   $160,216       $ 66,645      $103,449

INCOME/LOSS (-)                 $-160,216       $-66,645     $-103,449

Net loss per share  -
Basic and diluted             $  -.0080      $  -.0033      $ -.0052


Weighted average number of
Shares outstanding             20,006,586     20,006,586    20,006,586


   The accompanying notes are an integral part of these financial statements
F3
















                 AMERICAN INDUSTRIES, LTD
       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                     Total
                              Additional  Retained   Stock-
                Common Stock  Paid-In     Earnings   Holders
                Stock Amount  Capital     Deficit(-) Equity

Balance
March 31,1996 20,002,395 $2,000,240 $59,958,775 $-836,897 $61,122,118
Common Stock       3,750        375      74,625                75,000

Net Loss,
Fiscal Year End,
March 31, 1997
Retained Earnings
(Loss)                                            -42,004     -42,004

Balance
March 31,1997 20,006,586 $2.000,659 $60,042,884 $-878,902 $61,155,114

Net Loss,
Fiscal Year End,
March 31, 1998
Retained Earnings
(Loss)                                       $ -103,449   $  -103,449

Balance
March 31,1998 20,006,586 $2,000,659 $60,042,884 $-982,350 $61,061,193

Net Loss,
Fiscal Year End
March 31, 1999
Retained Earnings
(Loss)                                         -66,645        -66,645

Balance
March 31,1999 20,006,586 $2,000,659 $60,042,884 $-1,048,995$60,994,548

Net Loss,
Fiscal Year End
March 31,2000
Retained Earnings
(Loss)                                        -160,216       -160,216

Balance,
March 31,2000 20,006,586 $2,000,659 $60,042,884 $-1,209,211$60,834,332

   The accompanying notes are an integral part of these financial statements
F4


             AMERICAN INDUSTRIES, LTD
       CONSOLIDATED STATEMENTS OF CASH FLOWS

                             March 31,       March 31,       March 31,
                               2000            1999            1998

CASH PROVIDED BY OPERATIONS
Net Income Loss (-)          $-160,216      $- 66,645       $-103,449

Adjustments
  Change in Receivables           0             0               3,827
  Change in Payables         $ 160,119         66,568          27,523
  Loss in fixed assets            0             0               3,347
  Loss on Securities              0             0              50,000

Cash Flow from operations         - 97         $   -77         -18,752

Cash Flow from investing activities  0          0                 0

Cash Flow from financing activities
Issuance of common stock for cash      0             0         $ 9,528

Net Increase/Decrease(-)         $ -97          $  -77         $-9,224


Cash,
Beginning of Period               $13,749        -13,826        23,050

Cash,
End of period                   $ 13,652       $ 13,749       $ 13,826


The accompanying notes are an integral part of these financial statements
F5
















			AMERICAN INDUSTRIES, LTD
		NOTES TO CONSOLIDATED STATEMENTS
	     March 31, 2000 and March 31, 1999

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a holding company organized under the laws of Nevada in 1919. The Company' subsidiary, Global Technologies S.A. was organized as a European Company under the laws of the Grand Duche of Luxembourg. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles applicable in the United States of America and are stated in United States dollars. The Company's former president, Zack Monroe, died on July 25, 1997. This has caused the services of the Company to be halted. Mr. George Balis, the then vice president, was subsequently elected as President and has been trying to arrange the continuation of the Company.

Principals of Consolidation
_____________________________
The consolidated financial statements include the accounts of the company and its subsidiary. All significant intercompany accounts and transactions have been eliminated.

Loss Per Share
_______________
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS#128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of March 31, 2000, the Company had no dilutive common stock equivalents such as stock options.

NOTE 2 - ACQUISITIONS
_____________________
Global Technologies S.A. under acquisition agreement became a subsidiary of the company. Initially, the authorized capital of the Luxembourg company was 500,000 shares of stock at 1000 Francs (LUF) per share, 120,000 shares are issued and outstanding, fully paid and non-assessable, with capital reserve in gem investments. By decision of a meeting of shareholders held December 29, 1995, the par value of Global Technologies S.A. has been reduced to 250 LUF per share. 120,000 shares are still issued and outstanding, fully paid and non-assessable. The decision to reduce the authorized capital was made to reduce taxes and other expenses in Luxembourg. Global Technologies S.A. operates under the status of a holding company under Luxembourg Law with the use of financial assets with historical perpetual value operating in conformity with the Grand Duche of Luxembourg Decree of December 17, 1938. Global Technologies S.A. is registered as a professional business, Financial Investment, International Mergers, and International Acquisitions.
F6

			AMERICAN INDUSTRIES, LTD.
		NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
      		March 31, 2000, and March 31, 1999

NOTE 3 - INVESTMENTS- GEMSTONES
The Company has listed under Investments, investment quality gemstones (emeralds, sapphires and rubies). These stones are uncut. Uncut gemstones do not fluctuate in value like the cut stones do because of daily market conditions. Their value is more constant. These gems are owned by the Company's wholly owned subsidiary, Global Technologies. The Company purchased Global Technologies in 1993. The historic basis of the gemstones on the books of Global was carried over for the basis of the gemstones once the merger was effected. Purchase accounting was utilized in this merger. Notwithstanding that purchase accounting was utilized as directed by GAAP , the gemstones were not given a step up in basis. That is because their historic basis was approximate to their fair market value at the time of the merger. The gemstones were
also appraised.   Periodically, the gems are reappraised to assure
management that the value placed on this investment is correct. Most recently, an appraisal was completed by Mr. Marco Vesters, Certifid Gemologist and Fellow of the Gemological Association of Great Britain, license number D-7127.

The gems are physically located in a bank vault in Las Vegas, Nevada. The Company's subsidiary, Global Technologies, plans to utilize these assets to establish a relationship with a correspondent bank in Europe. With this relationship, Global plans to issue letters of credit and other services for European and American companies.

NOTE 4 - ACCOUNTS PAYABLE
The accounts payable represent professional fees and other general and administrative expenses that were paid by the president and board members on behalf of the Company. The year-end balances are as follows:

			March 31, 2000	March 31, 1999	March 31, 1998
Accounts Payable        $264,142         $104,023          $37,455

No interest has been accrued for the advances made during the current fiscal year. Accrued interest for the current fiscal year is based on the previous year-end accounts payable balance. Interest has been accrued at the rate of 10% per annum.

NOTE 5 - PROVISION FOR INCOME TAXES
The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

	Change in Deferred Tax plus Valuation Account		0
	Current Taxes Payable						0
	Provision for Income Taxes					0
F7



				AMERICAN INDUSTRIES, LTD.

			NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
				March 31, 2000, and March 31, 1999

NOTE 6 - DEPENDENCY ON PRESIDENT

The current president has been largely responsible for the existence of the
Company. Since he has become president, he has worked to rid the Company of investment and programs that were not profitable. He has also infused monies and sought out loans from other principals to pay the Company's administrative expenses. He is also active in pursuinga suitable merger candidate. Without his abilities, the Company would have a difficult time continuing in existence.
F8