Form 10-Q
period 2000-06-30
AMERICAN INDUSTRIES LTD
filed 2000-08-16
CIK 276298

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q



        Quarterly Report Under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

       For the quarterly period ended June 30, 2000

              Commission file Number     0-8730

                   AMERICAN INDUSTRIES, LTD.
                       (Registrant)


     Nevada                            88-119436
 (State of Incorporation)           (I.R.S. Employer
                                     Identification No.)
101 Convention Center Drive
Suite 1200
Las Vegas Nevada                       89109
                                     (Zip Code)
Registrant's Telephone Number (702) 898-3022


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the
past 90 days.   Yes  _X_  No ___


As of March 31, 2000, there were 20,006,586 shares of common stock outstanding.



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Financial statements are attached at the end of the 10-Q.


Item 2. Management's Discussion and Analysis of Financial condition and Operating Results

Results of Operations-Quarter Ended
During the quarter ended June 30, 2000 the Company had no income.
The quarter ended June 30, 1999, showed no income also.

General administrative expenses remain on minimal.

Liquidity and Capital Resources.
As mentioned above, the Company has no income. The Company's Chief Executive Officer, George Balis, is in constant search of income sources. The lack of income production has put the Company into a negative cash flow position. Currently, any shortfall in the company's administrative and operating expenses are beig paid by George Balis and Mary Kinn, two shareholders and directors.
The investments listed on the balance sheet are not liquid and will provide no immediate relief from the negative cash flow.
Mr. Balis is working on hiring new staff and revitalizing the revenue stream. His efforts are being hampered by shortage of operating capital and, therefore, there are no assurances that Mr. Balis' efforts will prove successful.







                         SIGNATURE


Pursuant to the requirements of the Securites and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



AMERICAN INDUSTRIES, LTD.
Registrant



_________________________

/SS/ George Balis, President
(Chief Accounting Officer)


Date:  August 15, 2000








                      AMERICAN INDUSTRIES, LTD.

                    CONSOLIDATED BALANCE SHEETS
                             (unaudited)
               as of June 30, 2000 and March 31, 2000

                                   6/30/00               3/31/00

ASSETS

Cash                                13,625              13,652

                                    ______              ______

Total Current Assets                13,625              13,652


Investments  Assets             61,084,822          61,084,822
                                __________           __________

Total Assets                    61,098,447          61,098,474
                                __________           __________
                                __________           __________


                 LIABILITIES

Accounts Payable                    29,951             264,142
                               ___________           __________

Total Liabilities                   29,951             264,142
                               ___________           __________


                STOCKHOLDERS' EQUITY

Common Stock, authorized
50,000,000 shares,
20,006,586 shares outstanding
par value $.10                  2,000,659             2,000,659

Paid in Capital                60,042,884            60,042,884

Retained Earnings (loss)       (1,239,162)           (1,209,211)
                               __________            __________

Total Stockholders' Equity     60,804,381            60,834,332
                               __________            __________
Total Liabilities and
Stockholders' Equity           61,098,447            61,098,474
                               __________            __________
                               __________            __________


[FN]

The above statement is unaudited and is prepared by management




                        AMERICAN INDUSTRIES, LTD.

                  CONSOLIDATED STATEMENTS OF OPERATIONS
          for the three months ended June 30, 2000 and 1999

                                     3 mth              3 mth
                                     ended              ended
                                    6/30/00            6/30/99


Revenue                               -                 -
                                 _________             _______
General and Administrative
Expenses                            29,951              87,011
                                 _________             _______

Net Income (Loss) before Taxes     (29,951)            (87,011)

Provision for Income Taxes            0                    0
                                 _________             _______

Net Income (Loss)                  (29,951)            (87,011)
                                 _________             _______
                                 _________             _______

Earnings per Common Share            0                    0
                                 _________             _______

Weighted Average Number
of Shares Outstanding           20,006,586          20,006,586
                                __________          __________






[FN]

The above statement is unaudited and is prepared by management











                         AMERICAN INDUSTRIES, LTD.

                  CONSOLIDATED STATEMENTS OF CASH FLOW
                               (unaudited)
           for the three months ended June 30, 2000 and 1999

                                             3 mths        3 mths
                                             ended         ended
                                             6/30/00       6/30/99

Cash from Operations

Net Income (Loss)                           (29,951)      (87,011)

Change in Receivables                           -            -
Change in Payables                              -            -
                                             ________      ______

Net Cash from Operations                        (27)          (97)
                                             ________      ______

Cash used for Investments                       -            -
                                             ________     _______

Cash from Investments                           -            -
                                             ________     _______

Net Change in Cash                               (27)        (97)


Beginning Cash Balance                        13,652      13,749
                                            _________    ________

Ending Cash Balance                           13,625      13,726
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

Principles of Consolidation

The consolidated financial statements include the the accounts of the company and its subsidiary. All significant intercompany transactions have been eliminated.

Earnings per Share

Earnings per share is computed on the weighted average number of common shares outstanding during the year.