Form 10-Q
period 2000-09-30
AMERICAN INDUSTRIES LTD
filed 2000-11-14
CIK 276298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000
Commission File Number 0-8730

AMERICAN INDUSTRIES, LTD.
(Registrant)

     Nevada					88-119436
(State of Incorporation)	     (IRS Employer Identification No.)
101 Convention Center Drive
Suite 1200
Las Vegas Nevada 89109
(Address of Principal Executive Office)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 0f 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
As of September 30, 2000, there were 20,006,586 shares of common stock outstanding.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Financial statements are attached at the end of the 10-Q.
Item 2.	Management's Discussion and Analysis of Financial condition and
Operating Results

Results of Operations-Quarter ended.
During the quarter the Company had no income.  The quarter ended
September 30, 2000, showed no income also.

General administrative expenses remain minimal.

Liquidity and Capital Resources

As mentioned above, the Company has no income. The Company's Chief Executive Officer, George Balis is in constant search of income sources. The lack of income production has put the Company into a negative cash flow position. Currently, any shortfall in the company's administrative and operating expenses are being paid by George Balis and Mary Kinn, two shareholders. The investments listed on the balance sheet are not liquid and will provide no immediate relief from the negative cash flow. There are no assurances that Mr. Balis's efforts will prove successful.


SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

AMERICAN INDUSTRIES, LTD.
Registrant

/SS/ George Balis, President

(Chief Accounting Officer)
Date: October 30, 2000




AMERICAN INDUSTRIES, LTD.
CONSOLIDATED BALANCE SHEETS
(unaudited)
as of September 30, 2000 and March 31, 2000

                          9/30/00		              3/31/00

ASSETS
Cash			  13,590			       13,652

Total Current Assets	  13,590			       13,652

Investments	      61,084,822	         	   61,084,822


Total Assets	      61,098,412		           61,098,474


LIABILITIES

Accounts Payable	  55,631			      264,142


Total Liabilities	  55,631			      264,142


STOCKHOLDERS' EQUITY

Common Stock authorized         2,000,659		     2,000,659
50,000,000 shares,
20,006,586 shares
outstanding par value $.10

Paid in Capital			60,042,884	            60,042,884
Retained Earnings (loss)        (1,264,904)                 (1,209,211)


Total Stockholders' Equity       60,778,639                 60,834,332


Total Liabilities and

Stockholders' Equity		 61,098,412	            60,098,474





The above statement is unaudited and is prepared by management.






AMERICAN INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF OPERATION
for the three months ended September 30, 2000 and 1999
and the six months ended September 30, 2000 and 1999

         			      3mth	3mth	  6mth	   6mth
ended	ended	ended	ended
                                     9/30/00   9/30/99   9/30/00  9/30/99

Revenue		                         -        -         -        -

General and
Administrative Expenses              25,680    33,080    55,631   120,091

Net Income (Loss)
before Taxes                       (25,680)  (33,080)  (55,631) (120,091)

Provision for income taxes              -        -         -        -


Net Income (Loss)                  (25,680)  (33,080)  (55,631) (120,091)


Earnings per Common Share                0        0        0         0


Weighted Average Number of
Shares Outstanding            20,006,586 20,006,586 20,006,586 20,006,586


(less than $.01)
The above statement is unaudited and is prepared by management.



AMERICAN INDUSTRIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)
for the six months ended September 30, 2000 and 1999

                              6 mths		6 mths
                              Ended		Ended
                              9/30/00		9/30/99

Cash from Operations

Net Income (Loss)	      (55,631)		(120,091)

Change in Receivables      	 -                  -
Change in Payables               -                  -

Net Cash from Operations	(35)               (36)

Cash used for Investments         -                 -


Cash from Investments		 -                  -

Net Change in Cash               (35)               (36)


Beginning Cash Balance		 13,625		  13,749


Ending Cash Balance		 13,590           13,713



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