Form 10-Q
period 2000-12-31
AMERICAN INDUSTRIES LTD
filed 2001-02-15
CIK 276298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended December.31, 2000
Commission file Number 0-8730
AMERICAN INDUSTRIES, LTD
(Registrant)
        Nevada
(State of Incorporation)

       88-0119436
(IRS Employer ID No.)



101 Convention Center Drive Suite 1200
Las Vegas NV 89109
(Address of principal office)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes___X__  No____

As of December 31, 2000, there were 20,006,586 shares of common stock outstanding.

PART I., FINANCIAL INFORMATION

Item 1. Financial Statements
Financial statements are attached at the end of the 10-Q

Item 1. Management's Discussion and Analysis of Financial
Condition and Operating Results.
Results of Operations-Quarter Ended
During the quarter the Company had no income. The quarter ended December 31, 1999, showed no income also.

General administrative expenses remain minimal

Liquidity and Capital Resources
As mentioned above, the company has no income. The
Company's Chief Executive Officer, George Balis, is in constant search of income sources. The lack of income production has put the Company into a negative cash flow position. Currently, any shortfall in the company's administrative and operating expenses are being paid by George Balis, shareholder. The investments listed on the balance sheet are not liquid and will provide no immediate relief from the negative cash flow. Mr. Balis is working on hiring new staff and revitalizing the revenue stream.
His efforts are being hampered by shortage of operating capital and, therefore, there are no assurances that Mr. Balis's efforts will prove successful.

The remainder of this page is intentionally blank.


SIGNATURE
Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to
be signed on its behalf by the undersigned thereunder duly
authorized.
	AMERICAN INDUSTRIES, LTD.
	Registrant
	/ss/	George Balis, President
	(Chief Accounting Officer)
Date: February 15, 2001

AMERICAN INDUSTRiES, LTD
CONSOLIDATED BALANCE SHEETS
	(Unaudited)
as of	December 31, 2000 and March 31,2000


ASSETS
Cash

                       12/31/00          3/31/00

                        13,590           13,652

Total Current Assets    13,590	         13,652
Investments	    61,084,822       61,084,822

Total Assets	    61,098,412       61,098,474

LIABILITIES
Accounts Payable	75,895  	264,142

Total Liabilities	75,895  	264,142

STOCKHOLDERS EQUITY
Common Stock
authorized
50,000,000 shares,
20,006,586 shares
 outstanding
par value $.10        2,000,659       2,000,659
Paid in Capital      60,042,884      60,042,884
Retained Earnings
(loss)               (1,285,106)     (1,209,211)
                     _____________   _____________
Total Stockholders
Equity               60,758,437      60,834,332

Total Liabilities
and Stockholders
 Equity              61,098,412      61,098,474


The above statement is unaudited and is prepared by management.



AMERICAN INDUSTRIES, LTD
CONSOLIDATED STATEMENTS OF OPERATIONS
for the nine months ended December 31, 2000 and 1999
and the six months ended September 30, 2000 and 1999

                    9mth	9mth	6 mth         6mth
                   ended	ended 	ended        ended
                   12/31/00   12/31/99  9/30/00      9/30/99

Revenue                0	 0	       0	 0

General and
Administrative
Expenses	    75,895     152,44       55,631     120,091

Net Income (loss)
before taxes       (75,895)   (152,441)    (55,631)   (120,091)

Provision for
income taxes	       0         0	       0	  0

Net Income (loss)  (75,895)    (152,441)   (55,631)   (120,891)

Earnings per
common share	       0	  0     	0	   0

Weighted Average Number
of Shares Outstandin  20006586  20006586  20006586   20006586


The above statement is unaudited and is prepared by management.




AMERICAN INDUSTRIES, LTD
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)
for the nine months ended December 31, 2000 and 1999
                	9 mths ended	9 mths ended
	                12/31/00	12/31/99

Cash from Operations
Net Income (loss)        (75,895)       (152,441)

Change in Receivables	       0	    0
Change in Payables       (75,895) 	(152,441)
Net Cash from Operations	0	    0
Cash used for Investments	0           0

Cash from Investments    	0      	    0

Net Change in Cash              0  	   (78)
Beginning Cash Balance	    13,590       13,749

Ending Cash Balance	    13,590       13,671



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